Form 10-K405
period 2001-07-31
COMMONWEALTH ENERGY CORP
filed 2001-10-30
CIK 1156443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2001

                       COMMISSION FILE NUMBER: 000-33069

                        COMMONWEALTH ENERGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       CALIFORNIA                                                33-0769555
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

           15901 RED HILL AVENUE, SUITE 100, TUSTIN, CALIFORNIA 92780
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 258-0470

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On October 29, 2001 there were issued and outstanding 27,311,703 shares of Common Stock. There was no market for the Registrants shares at such date. The approximate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $3.05.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   11
Item      Management's Discussion and Analysis of Financial Condition
  7.....  and Results of Operations                                      13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   17
Item      Changes in and Disagreements with Accountants on Accounting
  9.....  and Financial Disclosures...................................   17

PART III

Item 10.  Directors and Executive Officers............................   18
Item 11.  Executive Compensation......................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   24
Item 13.  Certain Relationships and Related Transactions..............   24

PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   25

                                     PART I

ITEM 1. BUSINESS

A. BACKGROUND AND OVERVIEW.

     We were incorporated on August 15, 1997. Since then, our primary business has been the sale of retail electric power to residential and small commercial customers in the newly deregulated California electricity market. We began providing electric service as one of more than 300 licensed Electric Service Providers ("ESPs") in the state and aggregated customers via an internal call center. As our customer base grew, we began developing software to better manage our back office customer service functions associated with servicing electricity accounts. We also began to provide service to larger commercial, industrial and governmental customers. Once we had established a foothold in California, we expanded our retail electricity services to end users in Pennsylvania, specifically into the Pennsylvania Electric Company territory ("PECO"). We established a new tradename, "electricAmerica," in Pennsylvania and began aggregating residential, commercial, industrial and governmental customers via our call center. Currently, we sell electric power to approximately 56,000 retail end-use customers in California and approximately 32,000 retail end-use customers in Pennsylvania.

     A portion of the electric power we sell is delivered to our retail and commercial end-user customers by the incumbent utility distribution companies ("UDCs") and electric distribution companies ("EDCs"). All of these companies serve as the incumbent utility in their jurisdiction and measure electric power usage and bill customers on our behalf but have different names depending upon their respective jurisdiction. Three UDCs in California and one EDC in Pennsylvania conduct these activities on our behalf. The remaining portion of our electric power is sold to large wholesale customers by our own energy trading department.

     The price of electricity can fluctuate significantly. In an attempt to manage this risk, we enter into longer term wholesale power purchase agreements which allows us to purchase fixed daily quantities of electricity at fixed prices.

     During certain times and market conditions, such as when the supply of electricity is scarce, the price of electricity on the wholesale level increases and allows us to resell the electricity that we purchased, in excess of that needed to supply retail and commercial end-user customers, at higher prices to wholesale customers, as occurred in the California marketplace during the summer of 2000 through the winter of 2001. Because of a number of circumstances existing at the time, including weather, market design and conditions and scarcity of supply, we were able to sell electricity into the wholesale market during this period for amounts far in excess of the price at which we purchased the electricity. This allowed us to obtain unusually high revenues and margins for this period; we do not expect this trend to continue and expect that California's response to the energy crisis of the summer of 2000 through the winter of 2001 will prevent these conditions from recurring in the future.

     Most electricity markets function in a similar manner in that the incumbent utility is the entity that owns the physical wires that transport electricity to each user's location. The utility company is paid a fee for use of its wires. In addition to this basic service, some states allow the utility company to take on additional responsibilities, such as reading meters, generating bills to customers, collecting bills, taking requests for service changes or problems, etc., while in other jurisdictions the utility is not allowed to, or chooses not to, perform these services. In California and Pennsylvania, the utility companies currently assist us with the preparation, mailing and collection of our bills to end use customers. In addition, the utility companies are invoicing and collecting the charges and fees associated with those services as well as the right to use the distribution network.

     The California marketplace has evolved from a market driven, minute by minute trading forum, (operated by the now bankrupt California Power Exchange), to a system which requires parties to obtain more of their power through the use of forward contracts, or advance purchases and to clear those transactions through the market oversight body called the California Independent System Operator ("CAISO"). The CAISO is responsible for ensuring system reliability and that all electricity put into the grid has a corresponding exit from the grid. This matching of power transactions is done in a constant sequence of 15 minute increments. The Pennsylvania marketplace is governed by a similar structure called the PJM interconnection ("PJM"). The PJM is responsible for matching all power transactions among market participants and ensuring system reliability.

     California has recently passed legislation that requires the California State Public Utilities Commission to suspend direct access. The suspension of direct access means that retail electric suppliers, such as our company, will not be allowed to actively seek new customers to enroll for our services. The ruling came in connection with legislation entitled ABX-1, which amended the California Water Code section 801110, to allow for this suspension. This ruling allows us to keep our current customer base intact and only impacts our ESP business in California, not other states. The ruling does, however, prohibit us from signing up new customers for an, as yet, undetermined amount of time. This may affect our ability to continue to increase revenues in the State of California relating to our ESP business operations in this jurisdiction. We are actively seeking relief from this ruling from the California Public Utilities Commission and the California State Legislature. If our California business operations are continuously impaired in this manner, it may become necessary for us to seek relief from the courts.

     Prior to the inception of electricity deregulation in 1998, the retail electric service industry was controlled almost exclusively by utilities. Presently, eight states and Washington, D.C. offer deregulated retail electric service, while fourteen states are transitioning to deregulated status. Our opportunities for expansion may increase as more states and territories deregulate.

     As in other industries that have deregulated, competition in the electric service industry is intended to provide consumers with a choice of multiple suppliers that is expected to promote product differentiation, lowered costs and enhanced services. To obtain these features, customers may switch electric service from their utility to an alternative supplier.

     The majority of our operating margins have come from the resale of electricity purchased under a contract with Calpine Power Services Company that expires in June 2002. This contract may not be renewed on terms as favorable to us as those contained in the current contract. During fiscal 2001, this contract accounted for 60% of the total energy supplied by us and from which 83% of our revenue was derived. To mitigate the risk of relying solely on our ESP business, we have expended a great deal of effort to diversify our business activities during the past twelve months. In this report we have attempted to describe the changes we are making to be able to have a diversified energy company that allows us to take advantage of other opportunities afforded by the energy marketplace in all of North America.

     As an electric service provider, we are dependent on serving and expanding into deregulated electric service markets. We also have been pursuing other business opportunities in regulated and deregulated electric service markets. Our experience in the energy markets has led us to increase our breadth of service offerings, leverage our existing energy expertise and pursue a diversification strategy that includes:

     - Establishment of a trading desk to better manage and schedule our energy load, and our wholesale power purchases and sales;

     - Sale of energy-efficient products and services to retail customers through our own call center and direct sales force;

     - Management and fulfillment of utility back office functions for energy retailers, generators, utilities, municipalities and cooperatives;

     - Energy management programs, including energy curtailment, distributed generation and alternative power generation for commercial, industrial and governmental electric service customers;

     - Procurement of government sponsored energy-related grants to augment our research and development efforts;

     - Creation of separate, energy-focused profit centers, such as our call center; and

     - Investments in energy-related ventures synergetic with our plans.

     Commonwealth Energy Corporation has three wholly-owned subsidiaries: electricAmerica, Inc., UtiliHost, Inc. and electric.com, Inc. Each of these subsidiaries is incorporated in the State of Delaware, but as of yet, none of them is operational.

B. PRODUCTS AND SERVICES.

     To date our business activities are comprised primarily of providing retail electricity services and wholesale power procurement and sales. We are broadening the scope of the energy related services we provide to include energy efficient products, managed back office services, energy management programs, energy research and development and load aggregation. However, none of these services have yet begun to contribute materially to our income or losses or developed to the point of being a separate business segment.

  1. Retail Electricity

     We offer electric "product" and service to customers on month-to-month or longer-term service contracts. The difference between the customers' list price for energy and the sum of our wholesale electricity purchase cost and ancillary costs provide us a gross profit/loss margin. We provide a value proposition to customers by pricing electric products below, or delivering a more environmentally friendly (not derived from fossil-fuel sources) product than, our competitors.

     We are licensed in California by the California Public Utilities Commission as an Electric Service Provider (License #1092); in Pennsylvania by the Pennsylvania Public Utility Commission as an Electric Generation Supplier (License #A-110117); in New Jersey by the New Jersey Board of Public Utilities as an Electric Generation Supplier (License #ESL-0046); in Ohio by the Public Utilities Commission of Ohio as a Certified Electric Supplier (License #01-074); and in Texas as a Retail Energy Provider (RE Certificate #10029) and we are in the license approval process in Michigan as an Alternative Electric Supplier. We are also licensed as a Power Marketer by the Federal Energy Regulatory Commission ("FERC"). These licenses permit us to sell electrical power to commercial, industrial, governmental and residential customers.

     To procure commodity supply for our retail electric service sales, we purchase electricity under a mix of long-term and short-term wholesale contracts and, prior to fiscal 2001, by spot purchases in regional power exchanges. Our spot purchases are now minimal in markets in which we participate. In California, we currently provide customers with environmentally friendly power purchased under our contract with Calpine Power Services Company. In Pennsylvania, we provide customers with a 50% environmentally friendly power product derived from multiple sources, purchased via two long-term bilateral contracts and a variety of short-term contracts with wholesale power providers. Electricity sales to retail and commercial end-users in fiscal 2001 contributed $103.5 million in revenues, or 56.5% of total sales.

     The electricity distribution infrastructure utilized by utility companies prior to deregulation of the energy industry remains the only current method of distribution to the end-use customer. We use this established electricity network for the delivery of energy to our customers. We do not own or operate these lines, but we and our customers pay the utility companies that own the lines ancillary fees for use of this distribution network. These fees are collected by the respective independent system operator ("ISO") or regional transmission organization ("RTO") for a specific region or state, and typically run 5% to 10% of prevailing retail electricity market prices. The ISO or RTO insure that proper electricity reserve margins are in place at all times, as electricity must have supply and demand in near perfect balance to insure reliable service.

  2. Wholesale Power Procurement and Sales

     Due to the variable electricity usage patterns of our customers, frequently we are left with excess electricity which we are committed to purchase and which must be resold, since it cannot be stored. We use our best efforts to sell this excess electricity in the wholesale electricity market. Conversely, increased usage by our customers may require us to purchase additional electricity to cover increased demand.

     We have established a trading desk that buys and sells our electricity in various regional markets. Excess energy is sold to wholesale entities short on supply, while additional energy is procured from time to time when required to supply our customers' usage. These purchases and sales are regulated by FERC and reports are made on a regular basis to the U.S. Department of Energy. Typically, electricity is more expensive during peak hours -- that is, when demand and usage are highest. Weather, generation capacity, transmission, distribution and other market issues are significant factors in determining our wholesale procurement and sale strategies. Because electricity is a "real-time" commodity (as soon as it is produced, it must be delivered into the grid to meet the demand by the end user) and can not be stored, effective management of our electricity supply and demand is crucial to wholesale and retail market profitability. Wholesale power sales in fiscal 2001 contributed $79.3 million in revenues, or 43.3% of total sales.

  3. Energy Efficient and Emergency Preparedness Products

     We developed and utilize our own inside sales force to sell energy efficient and emergency preparedness products to customers by telephone. Energy conservation and home safety are important issues to customers and selling them energy management controllers, compact fluorescent lamps, natural gas shut-off valves and other such devices has been a natural extension of our business, although sales of these products account for less than one percent of our total revenues. These products are targeted to residential, commercial, industrial and governmental customers. We fulfill orders for products and ship most of these products through our warehouse, but some are fulfilled and delivered from the manufacturers or distributors. All deliveries of products are made only after payment by check or credit card from our customers. Energy Efficient and Emergency Preparedness Products sales in fiscal 2001 contributed $.5 million in revenues, or 0.2% of total sales in fiscal 2001.

     The following segments have not yet materially contributed to our revenue:

  4. Managed Back Office Services

     We established a wholly-owned subsidiary, UtiliHost, Inc., which was organized to manage the customer-related back office processes for commodity trading partners. The core technology which will support UtiliHost is software that originally was developed by us to better manage electric service customers internally. TACT(TM) (Trans-Action Control Technology) and TRIUMPH(TM) (Total Resource Internet Utility Management Power Host) are proprietary software products which are available for use by UtiliHost to provide services and manage back office processes for clients. TACT acts as a data translator between trading partner transactions, while TRIUMPH is a comprehensive, modular software package that calculates and manages back office processes such as customer enrollment, forecasting, metering, ancillary products, billing, accounts receivable, customer service and settlement. We have commenced our marketing efforts for UtiliHost(TM) through a mix of direct mail, print media and Internet advertising primarily in deregulated energy markets.

  5. Energy Management Programs

     Energy management programs consist of energy curtailment programs and distributed generation programs. Energy curtailment programs permit short-term curtailment or cessation of electric service at the discretion of the distributing company under certain circumstances, as specified in the service contract. These programs provide a financial benefit as an incentive to our customers to lower electrical usage, while we benefit by avoiding the purchase of expensive power from other suppliers. The resulting savings, is ultimately shared between the customer and us. Our sales department markets these programs to commercial, industrial and governmental entities seeking to save energy costs by decreasing their energy usage during peak periods.

     Distributed generation programs provide customers with on site electrical power generation, which improves reliability while also equipping them with a cost-effective source for seasonal or peak demand power. When certain industrial manufacturing processes are interrupted by a power outage, the results can be disastrous. Millions of dollars in materials, labor and time may be lost. Our sales department, along with outside consultants and associated vendors, formulate a custom energy solution for clients that have uninterruptable power requirements.

  6. Energy Research and Development

     We were recently selected by the California Energy Commission to manage more than $11 million in research and development funds for development of renewable energy technologies. Launched in 1998, PIER (Public Interest Energy Research) funds various electricity-related research, development and demonstration projects. Our proposal, entitled "Biogas/PV Micro-Grid Renewable Resource Program," was the only private company proposal selected for the award. This project commences December 1, 2001, and runs for four years. Phase One of this project will include assessing regional electricity needs, renewable resources and power grid capabilities in at least two areas in California. Our focus will be on developing a method of blending biogas and solar resources to meet California's energy needs. Phase Two of this project will include a waste collection and generation option addressing ground water contamination developed for the California Dairy Industry and various Photovoltaic (solar) systems. If phase two is implemented, we have the opportunity for capital investment in the development project. Our capital investment is limited to $3.5 million. We have not incurred any significant costs related to this program.

  7. Load Aggregation

     We are currently discussing with several generators and utilities a comprehensive solution for cities and major commercial and industrial customers to meet their energy demand. We will assist cities to become municipal utilities by providing them all required energy procurement, energy management, customer service and back-room services. We will do the same for major commercial and industrial customers to meet their electricity demand requirements. This program allows us a diversified approach to aggregating customers. To date, we have not entered into any contracts to provide load aggregation services.

  8. ACT

     As we diversify our business and revenue streams, we have decided to establish separate divisions within our company that have profit and loss responsibility. Our call center, now called Advanced Client Technologies ("ACT"), outsources services to third party energy-related firms, and provides us with inbound, outbound and customer service functions for electricAmerica. A new division of our company, ACT specializes in aggregating electric service residential and small commercial customers, selling energy efficient and emergency preparedness products and handling inbound customer service inquiries. Call monitoring, third party verification and call reporting are also provided. In addition to maintaining our own customer aggregation and service needs, ACT's market focus has been on clients seeking to aggregate energy customers in deregulated markets.

  9. Summit Energy Ventures, L.L.C.

     In July 2001 Commonwealth made the initial capital contribution of $15 million into Summit Energy Ventures, LLC ("Summit"). To date this represents our entire capital contribution to Summit. When the Board approved this investment it did so to be able to have our funds work on our behalf and to gain access to the merger and acquisition and financial skills of Mr. Strasser. This decision was made to bring value to Commonwealth and to our shareholders while insuring Commonwealth had total control of the funds and the decisions to invest. Strasser came highly recommended and considerable legal and business due diligence was conducted prior to the Board making this decision. It should be noted that such major energy companies as Ontario Power Generators, Quebec Hydro and ABB have similar relationships to invest capital.

     Commonwealth owns 100% of the Preferred Membership Interest of Summit and 50% of the Common Membership Interest. Steven Strasser owns the other 50% of the Common Membership Interest. Summit was established at the request of Commonwealth solely to act on behalf of Commonwealth to gain ownership in and develop significant business relationships with companies in the Energy Efficient Products and Services market. Commonwealth was introduced to Mr. Strasser by the senior partners at a major energy law firm. This introduction was made as part of our search to locate an entity who could assist the company in its efforts to diversify.

     Commonwealth receives all of its initial invested capital and an annual 10% preferred return before Summit participates in any of the profits. Commonwealth through the Investment Committee, sets all of the investment criteria, and we make all of the investment decisions based on the work done by Summit. No investment may be considered and no capital may be invested without the explicit written consent of Commonwealth Investment Committee.

     Northwest Power Management (NPM) has the responsibility of identifying suitable companies. They then present individual companies that they have selected to the Commonwealth Investment Committee that provides their approval/disapproval. If approval is received, NPM then begins the due diligence process that includes, but is not limited to, complete business plan and financial analysis, management analysis to include personal interviews, product and technology analysis, site inspections, personal interviews with the company's customers and validation of their future sales projections. Once the preliminary due diligence is completed the findings are again presented to the Investment Committee. This presentation usually includes management from the specific company being a part of that presentation. At that time, the Investment Committee provides its approval/disapproval to enter into formal negotiations with the company on the specific terms established by the Investment Committee. If these terms are met, the Investment Committee will provide their final approval to fund the investment. Once the investment is complete, it is the responsibility of NPM to manage the investment until such time as a disposition decision is made. At that time if we choose to do so, we may buy out Summit's interest in a specific investment. This relationship was specifically established for the benefit of Commonwealth.

     This relationship provides us several benefits. We gain access to numerous synergistic companies that are in the specific energy sector of energy efficiency. This will assist us to achieve our diversification goals. These companies have proven technology and/or services that compliment our goal of providing and managing energy efficient products and services. We anticipate being able to market these products to our Commercial and Industrial (C & I) customers and to others that desire to reduce their electricity costs without impairing their productivity. In addition, we look forward to significant asset appreciation through these relationships. An additional benefit is the relationship we establish with institutional investors in the energy sector. These institutional investors will be our financial partners in these companies. We also have the right to purchase from Summit their interest in any investment.

C. MARKETING.

     Our business prospects depend upon our ability to identify and enter favorable energy markets and to achieve sufficient customer scale to create a profitable operating cost structure. Currently, we are:

     - Selectively entering retail energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns, access to favorable electricity supply and risk management profiles that are designed to enable us to provide savings and flexibility to our customers at an acceptable margin.

     - Capitalizing on the brand recognition of "electric" through our web site at www.electric.com and through our inbound toll-free number, 1-800-ELECTRIC.

     - Taking advantage of the increasing consumer acceptance of online commerce, both directly through our web sites (www.electricamerica.com and www.electric.com) and through traditional channels.

     - Developing strategic marketing alliances with established power suppliers to offer competitive electric products and services to, and management of, aggregations of customers.

     - Cross-selling additional products and services to our customers, such as energy efficiency and emergency-preparedness products.

     - Positioning UtiliHost as a means for clients to outsource their electricity customer service management.

D. COMPETITION.

     We face competition in the electricity service business from a small number of energy retailers vying for residential and commercial customers, and from the incumbent utilities. According to the California Public Utilities Commission ("CPUC"), over 300 companies were licensed to market electricity on a retail basis at the beginning of the deregulated California electricity market. According to the CPUC, we are one of approximately sixteen companies that remains in the business in California. We face similar competition in Pennsylvania.

     We face competition in selling energy efficient and emergency preparedness products from many sources, including traditional hardware retailers and online energy product retailers.

     We face competition in managing back office services from application service providers, outsourcing vendors, utility billing vendors and large enterprise-wide software and systems integrators.

E. EMPLOYEES.

     We currently employ approximately 160 people; 156 at our Tustin, California offices, and four at our Cherry Hill, New Jersey office. We are not a party to any collective bargaining agreement or labor union contract, nor have we been subjected to any strikes or employment disruptions in our brief history. Management believes that we enjoy a good relationship with our employees.

F. GOVERNMENTAL REGULATION.

     To market electric power in a given area, we are required to register with the appropriate state public utilities commission, maintain a Power Marketer certificate from FERC, and comply with lawful and regulatory requirements. The lawful and regulatory requirements with which we must comply relate to the complex inter-relationship of the regulatory framework of deregulation of the electric industry in each of the jurisdictions we conduct business in. This inter-relationship is between the state statutes and regulations which implement the structure of deregulation in any given state with the regulatory oversight body, typically the State Public Utility Commission, which carries out the state statutes and regulations. Both of these regulatory agencies have the ability in their separate capacity to make orders, rulings or initiate proceedings which alter or change the regulatory structure which impacts the applicable rule structure for any given jurisdiction. States will require that we be registered with, and comply with, the protocols of an ISO or RTO for scheduling and moving electricity on the transmission system. Some states require that power marketers must also meet a renewable energy portfolio standard where a portion of the electricity they sell must be generated by renewable energy resources. In some states, registration as a retail electric provider simply requires that we obtain and maintain a certificate or license to do business in the state. We have been granted the necessary FERC permit, and have applied for all relevant state license and certificates required in our initial target markets.

G. FORWARD-LOOKING STATEMENTS.

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this documents are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the subsidiary companies, extension of Commonwealth's business model to new markets and industries, demand in the market for UtiliHost services, completion of acquisitions of certain assets, and growth or retail energy operations and demand for retail energy outsourcing and back office solutions. When used in this document, the words "anticipate," "believe," "estimate," "expects," "intend," "may," "project," "plan," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Although Commonwealth believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurances can be given that actual results will be consistent with these forward looking statements. In particular, the following items may affect our future:

     - The California State Legislature, the Governor's Office and the California Public Utilities Commission may enact and enforce legislation that could adversely affect our operations in California.

     - We are required to obtain and maintain licenses from the states in which we sell electricity.

     - In certain states, competitive restructuring of retail marketing may prevent us from selling electricity.

     - We are completely dependent upon a limited number of third parties that we do not control to generate and supply to us electricity and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.

     - We are completely dependent upon a limited number of utilities that we do not control for the transmission and distribution of the electricity we sell to our customers and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.

ITEM 2. PROPERTIES

     Our principal executive office is located in Tustin, California. This facility houses our administrative operations. The Company leases approximately 33,104 square feet of office space at these premises pursuant to a lease that expires on April 14, 2004.

     We lease additional office space for our operations in Cherry Hill, New Jersey. This additional space consists of 1,210 square feet pursuant to a three-year lease executed on August 25, 1999.

     We believe that our leased property is in good condition, is well maintained and is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

     On August 10, 2001, we settled the claims and related counterclaims filed in the litigation entitled Commonwealth Energy Corp., et al. v. Frederick M. Bloom, Orange County Superior Court case number 00CC15507 in which the company claimed Mr. Bloom had not paid the amount disclosed for his shares. The material terms of the settlement provided that we pay Mr. Bloom $4,790,000 in damages, and an additional $2,400,000 to purchase 1,175,160 shares of our common stock claimed to be held by Mr. Bloom and his affiliates. The settlement agreement also provided that the remaining 4,720,000 shares of our common stock claimed to be held by Mr. Bloom and his affiliates were void. As a material part of the settlement, Mr. Bloom agreed to release his previous claims to 1,200,000 shares he had previously provided to us under an Accommodation Agreement and agreed to that he would have no future ownership in Commonwealth Energy Corporation. Finally, Mr. Bloom agreed not to compete with our business for two years in certain energy-related areas.

     On August 16, 2001 Joseph P. Saline, a member of our Board elected by the cumulative ballot vote of our former founder and Chief Executive Officer Frederick Bloom (see disclosure above), filed a civil suit against us seeking the production of certain corporate records. We have provided Mr. Saline with documents he requested under the protection of a court order which the Judge prohibits him from disclosing those documents to other persons outside our Board of Directors members. The company has cooperated with Mr. Saline in his request for documents. This litigation is ongoing.

     Thirteen former stock sales employees led by Mr. David James commenced a lawsuit against us on February 23, 2001 alleging that former management had agreed to issue deeply discounted stock options to them as additional compensation for stock sales but that we had not issued all of the stock options allegedly earned. We have reflected on our books the issuance of stock options covering 1,221,000 shares of Common Stock to these plaintiffs to which we believe they are entitled. The plaintiffs have not identified the basis for the number of respective shares under option they believe are owed to them and we, therefore, cannot estimate the impact on our capital structure should they succeed in their lawsuit. In our cross-complaint against these individuals, we have alleged that they committed breach of conduct, unfair business practices, misappropriation of trade secrets, intentional interference with prospective economic advantage, unjust enrichment, slander and fraud.

     We settled a contested matter with the CPUC relating to Mr. Bloom's failure to disclose in the CPUC's updated Energy Service Provider application signed by Mr. Bloom in 1998, of the seven regulatory actions and the cease and desist sanctions filed against Mr. Bloom. For Mr. Bloom's failure to disclose these sanctions, the CPUC required the imposition of a fine of $140,000. The CPUC also alleged that we, under the direction of Mr. Bloom, illegally supplemental billed approximately 20,200 customers in early 1999. While we contested this claim, we agreed, as part of the settlement, to return funds received from those customers who were billed, to pay an audit fee and to pay fines for 159 violations related to supplemental billing complaints that were documented by the Consumer Services Division ("CSD") of the CPUC. We have agreed to cooperate fully with any state or federal regulatory or law enforcement agency, in any investigation of the activities of Mr. Bloom during the period he served as an officer of our company. The settlement terms require that if Mr. Bloom returns in any capacity whatsoever as a director, officer, or employee, of Commonwealth or any of its subsidiaries at any time, we must immediately file a formal application for re-registration under Code #394.1(a), disclosing the resumed relationship. The Administrative Law Judge recommended approval of the CSD's settlement and it was adopted by the CPUC on July 15, 2001.

     We settled a complaint filed by the Department of Corporations ("DOC") in an action entitled The People of the State of California v. Commonwealth Energy Corporation, Los Angeles Superior Court, case No. BC245014. The agreed judgment is in the form of an injunction and ancillary relief and was filed on February 13, 2001. The DOC's complaint was based upon activities that took place from September 1997 to October 1999, a period during which Mr. Bloom and other members of our former management were in charge of operations. The investigation that led to the complaint centered around the sale of our restricted securities. As part of the settlement, we agreed to cooperate with the Commissioner of Corporations and the DOC in connection with any further investigation arising out of the events described in the complaint, including any investigation of former officers, directors, or employees. We paid $150,000 in civil penalties as part of the DOC settlement in February, 2001. The company has agreed to cooperate with the DOC in any future investigations it may conduct against Mr. Bloom or any other former members of management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with an annual meeting of shareholders to be held on November 27, 2001, we have solicited proxies, submitting to a vote of our shareholders the following matters:

          (1) Election of five directors;

          (2) Amendment to our Bylaws to provide for a Board to be comprised of between five and nine members; and

          (3) Appointment of Ernst & Young LLP as auditors.

The outcome of the aforementioned votes will not be available until after the annual meeting on November 27, 2001. The proxy solicitation materials were delivered to our shareholders prior to the effective date of our Form 10, and therefore have not been filed with the Securities and Exchange Commission.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no established public trading market for any class of our equity securities. As of September 30, 2001, 10,283,192 shares of our Common Stock are reserved for the exercise of outstanding stock options, 100,000 shares of our Common Stock are reserved for the exercise of outstanding warrants, and 812,500 shares of our Common Stock are reserved for issuance upon conversion of currently outstanding shares of our Series A Convertible Preferred Stock and other than pursuant to an employee benefit plan or dividend reinvestment plan, we are not currently offering or proposing to offer any shares of our Common Stock for sale to the public.

     As of September 30, 2001 there were approximately 2,572 holders of our Common Stock and 61 holders of our Series A Convertible Preferred Stock.

     We have declared and paid cash dividends on our Series A Convertible Preferred Stock. We currently intend to retain future earnings for use in our business and do not anticipate declaring or paying any dividends on shares of our Common Stock in the foreseeable future.

     As of January 7, 2002, all outstanding shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. We currently have no outstanding obligations to register shares for sale by security holders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for Commonwealth Energy Corporation. Our statement of operations data for the period August 15, 1997 (date of incorporation) through July 31, 1998 and each of the three years in the period ended July 31, 2001 and our balance sheet data at July 31, 1998, 1999, 2000 and 2001 set forth below are derived from audited Consolidated Financial Statements of the Company. The consolidated financial statements as of July 31, 2000 and 2001 and for each of the three years in the period ended July 31, 2001 and the independent auditors' report thereon, are included elsewhere herein.

                                                  PERIOD FROM
                                                   AUGUST 15,             YEAR ENDED JULY 31,
                                                  1997 THROUGH     ----------------------------------
                                                 JULY 31, 1998       1999         2000        2001
                                                 --------------    ---------    --------    ---------
                                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
Net revenue....................................     $ 1,387        $ 39,124     $99,624     $183,264
Direct energy costs............................       3,735          38,729      86,732       76,615
                                                    -------        --------     -------     --------
Gross (negative) margin........................      (2,348)            395      12,892      106,649
Other costs and expenses(1)....................       5,928          18,940      22,037       25,861
                                                    -------        --------     -------     --------
Income (loss) from operations..................      (8,276)        (18,545)     (9,145)      80,788
Interest income, net...........................          19             123         499        1,593
                                                    -------        --------     -------     --------
Income (loss) before income taxes..............      (8,257)        (18,422)     (8,646)      82,381
Provision for income taxes.....................          --              --          --       21,852
                                                    -------        --------     -------     --------
Net income (loss)(2)(3)........................     $(8,257)       $(18,422)    $(8,646)    $ 60,529
                                                    =======        ========     =======     ========
Net income (loss) per common share(4):
  Basic........................................     $  (.96)       $   (.84)    $  (.30)    $   2.06
                                                    =======        ========     =======     ========
  Diluted......................................     $  (.96)       $   (.84)    $  (.30)    $   1.77
                                                    =======        ========     =======     ========
Weighted-average shares outstanding(4):
  Basic........................................       8,567          21,905      28,795       29,385
                                                    =======        ========     =======     ========
  Diluted......................................       8,567          21,905      28,795       34,152
                                                    =======        ========     =======     ========

                                                                    AT JULY 31,
                                                      ----------------------------------------
                                                       1998      1999       2000        2001
                                                      ------    -------    -------    --------
BALANCE SHEET DATA:
Working capital.....................................  $1,896    $12,428    $12,803    $ 50,184
Total assets........................................   7,205     27,858     35,444     107,016
Long-term debt......................................      --         --         --          --
Shareholders' equity................................   3,131     19,900     24,236      86,037

---------------
(1) Includes stock-based compensation costs as follows:

                                                             AMOUNT
                                                         --------------
                                                         (IN THOUSANDS)
Period from August 15, 1997 through July 31, 1998......      $  464
Year ended July 31, 1999...............................       5,718
Year ended July 31, 2000...............................         445
Year ended July 31, 2001...............................       1,080

(2) No cash dividends have been paid on our common stock.

(3) Our convertible preferred stock provides for cumulative dividends, which accrue at an annual rate of 10% and are payable at the discretion of our Board of Directors. Such dividends have been accrued as follows:

                                                             AMOUNT
                                                         --------------
                                                         (IN THOUSANDS)
Period from August 15, 1997 through July 31, 1998......       $64
Year ended July 31, 1999...............................        84
Year ended July 31, 2000...............................        84
Year ended July 31, 2001...............................        81

(4) Per share information and weighted average shares outstanding for the period from August 15, 1997 through July 31, 1998 and for the years ended July 31, 1999 and 2000 has been restated to reflect the resolution of the status of our common stock issued to our founder as more fully disclosed in Notes 1 and 11 of the Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our primary business to date has been the sale of electric power to retail and commercial end-users in California and, beginning in January 2000, in Pennsylvania and the sale of electric power to wholesale customers in California and Pennsylvania. We are licensed by the FERC as a power marketer and by the California, Pennsylvania, New Jersey, Texas and Ohio Public Utilities Commissions as an electric services or electric generation supplier. We plan to enter new deregulated electric power markets in the future. We are in the licensing process in Michigan.

     As of July 31, 2001, we delivered electricity to approximately 88,000 customers in California and Pennsylvania. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us.

     We do not have our own electricity generation facilities. The power we sell to our customers is purchased from generators. During fiscal 2000, in both California and Pennsylvania, we purchased electricity both under long-term contracts and in the spot market. By the end of fiscal 2001, substantially all of our electricity was purchased under long term contracts.

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000

  Net revenue

     Net revenue increased by $83.6 million, or 84.0%, from $99.6 million for fiscal 2000 to $183.3 million for fiscal 2001. California electricity sales represented $58.2 million of the increase, while Pennsylvania electricity sales accounted for $25.4 million of the increase. Our California wholesale electricity sales, which commenced during fiscal 2001, contributed $70.7 million to the increase in California which was offset in part by a decrease of $4.2 million in sales to retail and commercial end-users and a decrease of $8.3 million in green credits received. Our major California wholesale customer during 2001 was the State of California Department of Water Resources and Power. Our other significant wholesale customers included Sempra Energy and San Diego Gas and Electric. During fiscal 2001, electricity sales prices were significantly higher than in the prior year, with our average California retail and wholesale prices being $.141 and $.175 per kWh, respectively. Our overall average price in California was $.157 per kWh, versus $.05 per kWh in 2000. Total kilowatt hours of electricity billed in California during 2001 was 984.7 million compared with 1.7 billion billed in the prior year. The year-to-year reduction in kilowatt hours billed resulted from the termination of commercial and industrial customers that were returned to incumbent utilities during June and July 2000 because these customers were requiring us to purchase large quantities of electricity on the spot market which, in turn, gave us severe credit issues. The green power credits decreased due to a rate reduction from $.015 to $.01 per kWh in June 2000 and reduced sales of electricity subject to the credit caused by the reduction of customers during June and July 2000. The increased Pennsylvania sales were attributable to having a full year of electricity sales in fiscal 2001 compared to seven months of sales in the comparable period of 2000 and to wholesale electricity sales that contributed $8.6 million of the increase. At July 31, 2001, we had approximately 88,000 customers compared to approximately 81,000 customers at July 31, 2000. The California supply and demand conditions that drove up wholesale electricity prices during fiscal 2001 began moving toward equilibrium in the fourth quarter as wholesale prices began to abate. We expect to see lower prices during fiscal 2002 than existed in fiscal 2001.

  Direct energy costs

     Direct energy costs declined to $76.6 million for fiscal 2001, a decrease of $10.1 million, or 11.7%, from $86.7 million for fiscal 2000. This decrease is a result of $40.8 million lower costs in California partially offset by increased costs in Pennsylvania. Increased costs in Pennsylvania are due to having only seven months of costs totaling $3.4 million for fiscal 2000 compared to a full year of costs totaling $34 million for fiscal 2001. In Pennsylvania, for the seven months in fiscal 2000 that we operated there, our average monthly purchase of electricity was 8.8 million kWh increasing to 55.3 million kWh monthly for fiscal 2001, as we established our customer base. Decreased costs in California during fiscal 2001, as compared to the prior year, are due to reduced requirements for the purchase of electricity due to the customers we terminated in June and July 2000. Many of the customers that we terminated used the majority of their energy during peak hours which required us to purchase electricity in the spot market during the portions of the day when it was most expensive, often at a price in excess of our selling price. These customer terminations brought our electricity supply requirements in California to supply our customers at or below the quantity of electricity that we had secured under our long-term purchase contract and reduced the average amount we paid for electricity by approximately $.01 per kWh in fiscal 2001 as compared to fiscal 2000. Direct energy costs, as a percent of net revenues, decreased from 87.1% fiscal 2000 to 41.8% for fiscal 2001.

  Selling and marketing expenses

     Selling and marketing expenses decreased $2.6 million, or 42.1%, from $6.2 million for fiscal 2000 to $3.6 million for fiscal 2001. This decrease is primarily a result of a decrease in promotional activities as the Company reduced its activities for the solicitation of new customers. Advertising costs decreased $1.9 million and telemarketing payroll decreased $0.4 million due the reduction of personnel in that department.

  General and administrative expenses

     General and administrative expenses increased $5.8 million, or 37.7%, from $15.4 million for fiscal 2000 to $21.2 million for fiscal 2001. This is primarily the result of increased legal expenses of $5.3 million and bad debt expenses of $1.3 million compared to fiscal 2000. The increase in legal expenses is primarily related to the settlement with our founder of $4.8 million, and the increase in bad debt expense is related to the Company providing for amounts due from PG&E and PX, which have declared bankruptcy. These increases were partially offset by a decrease in customer termination cost of $.7 million incurred in fiscal 2000, where no further expenses were required in fiscal 2001.

  Stock-based compensation charges

     Stock-based compensation charges increased from $.4 million for fiscal 2000 to $1.1 million for fiscal 2001. The stock-based compensation charges for fiscal 2001 all resulted from performance-based stock options granted to our Chairman and CEO.

  Interest income, net

     Interest income grew to $1.6 million for fiscal 2001, an increase of $1.1 million or 220%, from $.5 million for fiscal 2000. The increase is attributable to the increase in cash flow available for investments provided from operations, offset in part by a $.6 million increase in interest expense due to borrowings which were outstanding on our line of credit during fiscal 2001.

  Provision for income taxes

     The provision for income taxes increased to $21.9 million during fiscal 2001 compared to no provision for income taxes for fiscal 2000 for which period we reported a loss before income taxes. The income tax rate for fiscal 2001 was 26.6% which is below the expected income tax rate primarily due to a reversal of the valuation allowance on our deferred tax asset in the amount of $13.6 million.

  Net income

     Net income increased to $60.5 million for fiscal 2001, an increase of $69.2 million, or 800.1%, from the $8.6 million loss for fiscal 2000. This increase in net income is primarily attributable to a $93.8 million increase in gross margin, offset in part by the provision for income taxes of $21.9 million. The key driver of the $93.8 million increase in gross margin was the significant increase in California electricity prices. California revenues rose substantially while the average cost per kWh of the electricity that we sold was lower than in the prior year. Because we were able to acquire electricity in California during fiscal 2001 under a fixed price electricity procurement contract, which extends through June 2002, the higher prices at which we were able to recall the electricity significantly increased our gross margin. During the fourth quarter of fiscal 2001, electricity prices and our gross margin significantly declined in California as compared to the first three quarters of fiscal 2001. We expect to see in fiscal 2002 electricity prices and gross margins closer to historical levels than the prior year.

YEAR ENDED JULY 31, 2000 COMPARED TO YEAR ENDED JULY 31, 1999

  Net revenue

     Net revenues increased by $60.5 million, or 154.6%, from $39.1 million in fiscal 1999 to $99.6 million in fiscal 2000. California energy sales represented $57.7 million of the increase, while Pennsylvania sales, which commenced in January 2000, accounted for $2.8 million of the increase. California electricity price increases that began in May 2000 contributed to an estimated $15.0 million of the increase in California energy sales. The green power credits received increased $8.8 million to $12.3 million for fiscal 2000 compared to $3.5 million in fiscal 1999 due to increased electricity sales subject to the credit. The remainder of the sales increase resulted from new customers. At July 31, 2000, the Company had approximately 81,000 customers compared to approximately 52,000 customers at July 31, 1999.

  Direct energy costs

     Direct energy costs grew to $86.7 million in fiscal 2000, an increase of $48.0 million, or 124.0%, from $38.7 million in fiscal 1999. This increase was due to a higher level of energy purchases in fiscal 2000 as compared to fiscal 1999 due to our increased customer base. Direct energy costs, as a percent of net revenues, decreased from 99.0% in fiscal 1999 to 87.1% in fiscal 2000. This decrease in the energy cost percentage was driven by the higher California retail prices during the latter part of fiscal 2000, an increase of higher margin residential customers and improved energy procurement methods. These favorable components were partially offset by higher costs of electricity purchases in the wholesale market for quantities in excess of our fixed price contract.

  Selling and marketing expenses

     Selling and marketing expenses increased $4.2 million, or 205%, from $2.0 million for fiscal 1999 to $6.2 million for fiscal 2000. This increase is due to higher costs associated with increased promotional and telemarketing activities as we changed our customer base from industrial to residential customers.

  General and administrative expenses

     General and administrative expenses increased $4.2 million, or 37.5%, from $11.2 million for fiscal 1999 to $15.4 million for fiscal 2000. Approximately $1.9 million of the increase is due to development and maintenance of our internal information technology systems. The remaining increase is due primarily to $.7 million of commercial and industrial customer termination costs and $1.2 million in increased costs related to severance arrangements with former officers.

  Stock-based compensation charges

     Stock-based compensation charges decreased by $5.3 million, or 92.2%, from $5.7 million for fiscal 1999 to $.4 million for fiscal 2000. The decrease was due to fewer fully vested options being granted in fiscal 2000, which also had a lower average difference between the fair value of the our common stock at date of grant and the option exercise prices.

  Interest income, net

     Interest income, net, grew to $.5 million in fiscal 2000, an increase of $.4 million, from fiscal 1999. The increase is attributable to having a full year's impact on investment income of capital raised in fiscal 1999.

  Net loss

     Net loss declined to $8.6 million in fiscal 2000, a decrease of $9.8 million, or 53.1%, from $18.4 million in fiscal 1999. This decrease in net loss is primarily attributable to a $12.5 million increase in gross margin offset in part by a $3.1 million increase in other costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Through July 31, 2000, most of our capital was raised through a series of private placements for the sale of common stock which provided an aggregate of $51.1 million of net proceeds, of which $41.3 million was used to support our operating activities which were unprofitable through July 31, 2000. We began profitable operations during fiscal 2001.

     Cash flow from operations for fiscal 2001 was $61.8 million an increase of $76.9 million compared with cash used in operations in fiscal 2000 of $15.0 million. Net profit for fiscal 2001 of $60.5 million, compared to a net loss of $8.6 million for fiscal 2000, was the primary reason for this increase. California's higher retail and wholesale prices were the key influences on our profitability. Investing activities for fiscal 2001 include only purchases of property and equipment of $1.1 million, a decrease of $.6 million compared to fiscal 2000.

     Cash used in financing activities for fiscal 2001 was $23.8 million, compared to cash provided of $14.7 million for fiscal 2000. The change of $38.4 million is attributed to the following: $15.0 million investment in Summit Energy Ventures which is classified as restricted cash; absence of sales of common stock during fiscal 2001, which provided $12.1 million during fiscal 2000; an increase in restricted cash of $4.8 million for letters of credit required by energy suppliers to support increased purchases of electricity in fiscal 2001 and $5.3 million provided in fiscal 2000 from borrowings under our credit facility.

     Cash flow used in operations for fiscal 2000 was $15.0 million, a decrease in cash used of $5.2 million compared to fiscal 1999. The major components of cash used in operations in fiscal 2000 were the net loss of $8.6 million and an increase in billed and unbilled accounts receivable of $13.2 million. The higher California electricity prices in the fourth quarter of fiscal 2000 drove sales higher resulting in higher accounts receivables. During fiscal 2000, we used cash of $1.8 million for investing activities, a decrease of $.7 million compared with the prior year. Investing activities during fiscal 2000 consisted only of purchases of property and equipment.

     Financing activities in fiscal 2000 were comprised of three components. Net cash proceeds from the sale of common stock were $12.1 million. This compares with $28.3 million in net capital raised in fiscal 1999 from the sale of common stock. We also borrowed $5.3 million under a $15 million credit facility that was entered into with Coast Business Credit in June 2000. The credit facility with Coast Business Credit carried a loan origination fee of $300,000 and required the issuance to Coast Business Credit of a warrant to purchase 100,000 shares of our common stock at an exercise price of $5.50 per share. The loan has a maturity date of June 30, 2002, subject to automatic renewal and early termination, and bears interest at the prime rate plus 1.75% per annum, calculated on the basis of a 360-day year. The borrowings from the credit facility were used primarily to pay for California electricity purchases, the price of which had increased significantly during the fourth quarter of fiscal 2000. There was also an increase of $2.7 million in restricted cash during fiscal 2000 required for additional collateral to support additional energy purchases both in California and Pennsylvania.

     The most significant trend that has contributed to the increase in our liquidity and capital resources during fiscal 2001 was the significant increase in energy prices to consumers and in the wholesale energy markets in California. We believe that consumer energy prices have leveled off and will remain at their current level for the foreseeable future. The wholesale energy market has also stabilized after significant fluctuations during fiscal 2000 and fiscal 2001. Based upon current market conditions, we believe we should be able to enter into new contracts to purchase electricity at approximately the currently contracted rate upon the expiration of our current contract in June 2002. Therefore, based on these factors, we believe that our liquidity and capital resources will not be adversely affected in the coming year.

     As a result of market conditions in California during fiscal 2001, the credit worthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. The resulting impact on the Company has been a holdback of $2,226,630 in amounts due to us from the Automated Power Exchange (APX) relating to November 2000 and January 2001 activity. The APX has informed us that the holdbacks were made, in part, because PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to the APX. We have established an allowance of $1,471,142 for doubtful accounts related to the APX holdbacks based upon our estimates of the amounts that will ultimately be collected from the APX. In addition, PG&E has withheld payments of approximately $1,100,000 from their remittances to us. Although we have filed a proof of claim in PG&E's bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings.

     As of July 31, 2001, $15 million in cash was invested in Summit Energy Ventures. Under certain circumstances, another $10 million in cash could be invested in Summit. If this additional amount of cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for other growth initiatives within the Company.

     The initial $15 million credit facility that the Company obtained on June 29, 2000 was restructured on August 10, 2001. This restructuring provided the Company with more flexibility than the original agreement. The new line shortened the maturity date to June 30, 2002, compared to June 30, 2003. Because the agreement calls for a deduction in minimum interest charges, the limit of the credit line was reduced from $15 million to $10 million. The interest rate charged remains the same at prime plus 1.75%. The cost to amend the original agreement was $20,000.

     We expect that our existing funds, our existing line of credit and our cash flow from operations will be sufficient to fund our operations and meet our capital requirements for the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have or use any derivative instruments as of July 31, 2001 nor do we have any plans to enter into such derivative instruments. We generally invest cash equivalents in high-quality credit instruments consisting primarily of high yielding money market funds, bankers acceptance notes and government agency securities with maturities of 90 days or less. We do not expect any material loss from our cash equivalents and therefore believe that our potential interest rate exposure is not material. We do not currently invoice customers in any currency other than the United States dollar. In addition, we do not currently incur significant expenses denominated in foreign currencies. Therefore, we believe that we are not currently subject to significant risk as a result of currency fluctuations.

     An electricity price change of per $.01 kWh, has an estimated annual impact on our net revenue of:

California.............................................  $10.9 million
Pennsylvania...........................................  $11.0 million

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

A. IDENTIFICATION OF DIRECTORS.

     Our directors and their ages as of September 30, 2001 are as follows:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Ian B. Carter.............................  63     Chairman of the Board
Bradley L. Gates..........................  61     Director
Robert C. Perkins.........................  62     Director
Junona A. Jonas...........................  57     Director
Joseph P. Saline, Jr. ....................  59     Director

The directors of the Company serve as such until the next annual meeting of the shareholders of the Company or until their successors are elected and qualified.

  Ian B. Carter -- Chairman of the Board and Chief Executive Officer

     Mr. Carter has been a member of the Board since January 1999 and Chief Executive Officer since January 2000. For four months prior to that, he acted as Interim President. From June 1986 through September 1999, Mr. Carter spent 14 years with Coldwell Banker Commercial Brokerage, as an investment specialist. Prior to that, he spent four years as a Systems Engineer and Salesman with IBM. Mr. Carter also spent almost seven years in the United States Army serving in Vietnam, Europe and the Pentagon. Mr. Carter received his Bachelor of Science
(BS) degree in Engineering from the United States Military Academy at West Point, New York and his Master in Business Administration (MBA) in finance from the University of Southern California.

  Bradley L. Gates -- Director

     Mr. Gates has been a member of the Board since January 1999, and has nearly 40 years of distinguished professional business and law enforcement experience. He served as the elected Sheriff of Orange County, California from 1974 until his retirement in 1998. Mr. Gates received an MS degree and Bachelor of Science degree in criminology from California State University, Long Beach.

  Robert C. Perkins -- Director

     Mr. Perkins has been a member of the Board since January 1999. For the past 30 years, Mr. Perkins has served as Chairman and CEO of Hospital Management Services providing financial and management consulting to hospitals and similar institutions. Mr. Perkins received his Bachelor of Science degree in accounting from Bob Jones University.

  Junona A. Jonas -- Director

     Ms. Jonas has been a member of the Board since January 2001. She brings experience from a career with PG&E that spanned from 1978 through 1999 during which time she served as the first President and COO of PG&E's retail energy services subsidiary, Vantus Energy Corporation. After her success with Vantus Corporation, Ms. Jonas became the Vice President, Gas and Electricity Supply at PG&E. Ms. Jonas also served as past President and COO of utility.com. She currently serves as the General Manager of Alameda Power and Telecom. Ms. Jonas has a Bachelors degree from Santa Clara University and a Masters degree from Stanford and Cal State University Hayward.

  Joseph P. Saline, Jr. -- Director

     Mr. Saline has been a member of the Board since January 2001. Mr. Saline is currently an Operations Manager at Litton Industries in their Integrated Systems Division, and also serves on the board of directors of

InterBill Inc. in Rohnert Park, California. Mr. Saline retired as a Colonel in the United States Air Force Reserve. He received a Bachelors degree from the University of Detroit and a Masters degree from Purdue University.

B. IDENTIFICATION OF EXECUTIVE OFFICERS.

     Our executive officers and their ages as of September 30, 2001 are as follows:

                      NAME                         AGE              POSITION
                      ----                         ---              --------
Ian B. Carter....................................  63     Chief Executive Officer
Richard L. Paulsen...............................  53     Chief Operating Officer
James L. Oliver..................................  53     Chief Financial Officer
John A. Barthrop.................................  58     General Counsel and Secretary

  Richard L. Paulsen -- Chief Operating Officer

     Mr. Paulsen has been the Chief Operating Officer since May 2000. Mr. Paulsen previously served as the CEO and President of Olicon Imaging Systems, Inc., a national supplier of diagnostic imaging products and services. Prior to that, Mr. Paulsen worked at Wieden and Kennedy, Inc. an advertising agency, as Executive Vice President and Chief Operating Officer. From 1978 to 1986, he started and financed the firm of Basic Computer Systems, Inc., a national supplier of application software and systems. Mr. Paulsen graduated from Loyola University with a Bachelor of Science degree in mathematics.

  James L. Oliver -- Chief Financial Officer

     Mr. Oliver has been the Chief Financial Officer of the Company since November 1999. Mr. Oliver spent seven years with Emerson Electric Co. as Chief Financial Officer for two operating units. Prior to that, Mr. Oliver served as CFO for a business unit of Smithkline Beckman, as head of strategic and financial planning for an operating unit of Dresser Industries. He has consulted for a variety of companies including Snapple, the Stanley garage door opener business and the private equity firm of former U.S. Secretary of the Treasury, William E. Simon. Mr. Oliver received his Bachelor of Science degree in accounting and finance from the University of Southern California.

  John A. Barthrop -- General Counsel

     Mr. Barthrop has been our General Counsel since May 1999, and has over 30 years of experience practicing law and counseling businesses. Prior to accepting a position with us, he was a principal member of the business and litigation law firm of Smith, Sinek & Barthrop. He owned and operated his own law firm in Orange, California for over 15 years. He was General Counsel and Assistant to the President for a national real estate development company, responsible for negotiating phased retail development projects in the Western states. He was also Associate General Counsel for the Beneficial Standard. Mr. Barthrop obtained a Bachelor of Science degree from the University of Washington and a Juris Doctorate from University of California, Hastings College of Law, and is licensed to practice before the State Courts and the U.S. District Courts.

C. FAMILY RELATIONSHIPS.

     There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for each of the past three fiscal years, all compensation received for services rendered in all capacities by all persons serving as chief executive officer and each of the other current most highly compensated executive officers of our company.

                                                                                           LONG TERM COMPENSATION
                                                                              ------------------------------------------------
                                           ANNUAL COMPENSATION                  AWARDS                   PAYOUTS
                               -------------------------------------------    ----------    ----------------------------------
             (A)                (B)        (C)         (D)          (E)                        (G)          (H)
                                                                   OTHER         (F)        SECURITIES                  (I)
                                                                  ANNUAL      RESTRICTED    UNDERLYING               ALL OTHER
                               FISCAL                             COMPEN-       STOCK        OPTIONS/      LTIP       COMPEN-
 NAME AND PRINCIPAL POSITION    YEAR      SALARY      BONUS      SATION(2)     AWARD(S)      SARS(3)      PAYOUTS     SATION
 ---------------------------   ------    --------    --------    ---------    ----------    ----------    -------    ---------
Ian Carter,..................   2001     $313,336    $100,000     $15,600        --           300,000       $--       $    --
  Chief Executive Officer       2000      211,932          --       7,800        --         3,300,000(4)    --             --
                                1999           --          --          --        --           200,000       --             --
Frederick Bloom,.............   2001           --          --          --        --                --       --         92,138(1)
  Former Chief                  2000      184,899      50,000          --        --                --       --         40,373(1)
  Executive Officer             1999      168,250      25,000          --        --                --       --             --
Richard Paulsen,.............   2001      248,326      50,000       4,155        --           900,000       --             --
  Chief Operating Officer       2000       36,250          --          --        --                --       --             --
John Barthrop,...............   2001      150,971      40,000       4,800        --           500,000       --             --
  General Counsel               2000      101,552          --          --        --                --       --             --
                                1999       21,154          --          --        --            50,000       --             --
James L. Oliver,.............   2001      140,526      40,000       4,800        --           500,000       --             --
  Chief Financial Officer       2000       76,058          --       2,800        --                --       --             --

---------------
(1) Represents severance payments made in conjunction with the employee's resignation and severance agreement effective June 1, 2000.

(2) Represents auto allowances paid.

(3) The column represents options and are not to be confused with shares. Once earned these options may be exercised as stock at the designated option price.

(4) Includes an option to purchase 2,600,000 shares pursuant to performance criteria in his employment contract.

     We currently have in place our 1999 Equity Incentive Plan, pursuant to which 7,000,000 shares of common stock are reserved for issuance, to provide incentive compensation to our employees. Directors are eligible for the Company's 1999 Equity Incentive Plan if they are both Directors and employees. At this time, Ian Carter is the Company's only employee Director and is therefore the only Director that qualifies to participate under this plan.

     The following table sets forth information concerning nonqualified stock options granted our 1999 Equity Incentive Plan to the executive officers during the fiscal year ended July 31, 2001.

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                            % OF TOTAL                                ASSUMED ANNUAL RATES OF STOCK
                       # OF SECURITIES       OPTIONS                                  PRICE APPRECIATION FOR OPTION
                         UNDERLYING          GRANTED                                               TERM
                           OPTIONS        TO EMPLOYEE IN    EXERCISE    EXPIRATION    ------------------------------
        NAME               GRANTED         FISCAL YEAR       PRICE         DATE            5%               10%
        ----           ---------------    --------------    --------    ----------    -------------    -------------
Ian Carter...........      300,000             10.2%         $2.50       01/01/10      $  471,671       $1,195,307
Richard Paulsen......      900,000             30.5%          2.75       11/01/07       1,007,574        2,348,075
John Barthrop........      500,000             16.9%          2.75       11/01/07         559,763        1,304,486
James L. Oliver......      500,000             16.9%          2.75       11/01/07         559,763        1,304,486

(A) EMPLOYMENT AGREEMENTS

     Executive compensation is determined by a Compensation Committee elected by our Board of Directors. The Compensation Committee is currently comprised of:
Robert Perkins, Brad Gates and Ian Carter. The Compensation Committee meets periodically or on as needed basis and decides compensation structure and amounts on the basis of comparable executive compensation structures and amounts as established by a peer group of companies, our performance and other factors as may be determined to be useful in making such determination by the Compensation Committee. Except for Mr. Carter, none of the Compensation Committee members is or has been an officer or employee of Commonwealth Energy Corporation. Mr. Carter recuses himself on compensation issues relating to himself. No member of the Compensation Committee is or has been a director or member of the compensation committee of another entity, one of whose executive officers serves or has served on our Compensation Committee. In addition, no member of the Compensation Committee is or has been the member of a compensation committee of another entity, one of whose executive officers is or has been a member of our Board of Directors. The Compensation Committee was formed by the Board in September 1999, and both Mr. Perkins and Mr. Carter were appointed to the Compensation Committee in December 1999. Mr. Gates was appointed in January 2001 and replaced Ms. Anderson (a former board member) on the Compensation Committee.

     Ian B. Carter. Mr. Carter serves as Chairman and Chief Executive Officer of the Company pursuant to an employment agreement originally entered into on January 1, 2000, as amended and restated on November 1, 2000. The agreement provides for Mr. Carter's employment through January 31, 2005.

     Mr. Carter received a base salary of $275,000 for the first twelve months of his employment and will receive a salary according to the following schedule, subject to possible increases which the Board of Directors may grant from time to time: $325,000 for the second twelve months, $375,000 for the third twelve months, $425,000 for the fourth twelve months and $500,000 for the fifth twelve months. In addition, Mr. Carter is entitled to receive a bonus of $100,000 and any additional discretionary cash bonus based on the Company's results of operation. Under his employment agreement, Mr. Carter could earn options to purchase up to 4,500,000 of shares of the Company's Common Stock. The options have an exercise price of $2.50 per share and will expire on January 1, 2010. As of January 1, 2000, 300,000 shares were vested and 100,000 shares vest annually of each year from 2001 through 2004. The remaining shares subject to option include 2,900,000 shares that are performance-based and vest upon the occurrence of certain events, which performance has been achieved for 1,350,000 shares, and 900,000 shares not yet earned related to the Company exceeding its financial performance as set out in its business plans for calendar years ending December 31, 2002, 2003 and 2004 by 10% or more. In addition, Mr. Carter received options to purchase 200,000 shares in fiscal 1999. As of July 31, 2001, 1,950,000 shares subject to options have vested.

     If during the term of the agreement, Mr. Carter is terminated, leaves, or is replaced as a result of: (i) all or substantially all of the assets of the Company or more than fifty percent (50%) of the issued and outstanding voting shares of the Company being acquired by any one person or entity not then affiliated with the Company; (ii) control of the Company being taken over by a group of shareholders when no significant change of ownership has taken place; or (iii) a merger, acquisition, strategic alliance or any other event that could bring substantial capital into the Company, the Company will pay Mr. Carter an amount equal to eight times the annual base salary due him plus the amount of taxes payable by Mr. Carter under I.R.S. Code sec. 280G.

     The Company may terminate Mr. Carter's employment upon the occurrence of any of the following: Mr. Carter's death, total disability, or for cause. "Total disability" is deemed to have occurred if Mr. Carter is incapacitated for 120 consecutive calendar days or for 150 calendar days (whether or not consecutive) in any 180 calendar day period. Upon a termination for death or total disability, the Company will continue to pay Mr. Carter for a period of one year thereafter or until expiration of the term of the agreement, whichever occurs first, his then current base salary and bonus. "For cause" is limited to a conviction, entry of plea of guilty or nolo contendere for any felony that would materially and adversely interfere with his ability to perform his services of his employment. In the event of a termination for cause, Mr. Carter is entitled to receive all compensation and benefits payable to him through the date of termination.

     Mr. Carter may only terminate his employment "for cause," which is limited to either (i) the sale of all or substantially all of the Company's assets to a person unaffiliated with the Company or the occurrence of a change of control without Mr. Carter's consent or (ii) the Company's material breach of the agreement. In the case of a termination described in (i) above, Mr. Carter is entitled to receive a payment equal to eight times his then current base salary. In the case of termination under (ii) above, Mr. Carter is entitled to receive a payment equal to the monetary value of all of the compensation and benefits payable to him for the remainder of the term.

     If at the expiration of the term, the Company has met or exceeded the projections set forth in the business plan, and the Company does not offer to extend Mr. Carter's employment on terms no less favorable than those stated in the agreement, the Company will pay Mr. Carter a sum of $100,000 for a period of ten years. Mr. Carter will consult to the Company during that period and be Vice-Chairman of the Board.

     Richard L. Paulsen. Mr. Paulsen serves as Chief Operating Officer of the Company pursuant to an employment agreement entered into on November 1, 2000. The agreement provides for Mr. Paulsen's employment through December 31, 2004.

     Mr. Paulsen will receive a base salary according to the following schedule, subject to increases which the CEO and the Compensation Committee may grant from time to time: $275,000 for the first twelve months of his employment, $325,000 for the second twelve months, $375,000 for the third twelve months and $425,000 per annum thereafter. Mr. Paulsen will be entitled to an annual cash bonus based upon the number of meters then under contract.

     If during the term of the agreement there is a Change in Control, then the Company will pay Mr. Paulsen a cash bonus equal to the sum of eight times his then annual base salary plus the amount of taxes payable by him under I.R.S. Code sec. 280G. A "Change in Control" is generally defined as any of the following: (i) any person acquires 50% or more of (A) the outstanding shares of Common Stock of the Company or (B) the combined voting power of the Company's then-outstanding securities entitled to vote generally in the election of Directors; (ii) during any period of not more than two consecutive years, the incumbent Directors cease for any reason to constitute at least a majority of the Board of Directors; or (iii) a merger or consolidation resulting in the holders of voting securities of the Company outstanding immediately prior thereto failing to continue to represent at least 50% of the combined voting power of the voting securities of the Company, or the Company's sale or disposition of all or substantially all of the Company's assets or any transaction; (iv) the Company is subject to a hostile takeover in the form of a proxy fight; or (v) any other means that allows the Company to be controlled by a material change in the Board of Directors.

     The agreement will terminate upon the occurrence of any of the following:
Mr. Paulsen's death, "total disability" (as defined above), material breach of the agreement or fiduciary duty by Mr. Paulsen or written notice of Mr. Paulsen's decision to terminate his employment. If Mr. Paulsen's employment is terminated in any of the manners described above, he will be entitled to receive the base salary and benefits earned through the date of termination. If Mr. Paulsen's employment is terminated for any other reason, then he will be entitled to receive (i) his base salary and benefits earned through the date of termination and (ii) an amount equal to one and one-half times his then current annual base salary.

     James L. Oliver. Mr. Oliver serves as Chief Financial Officer of the Company pursuant to an employment agreement entered into on November 1, 2000. The agreement provides for Mr. Oliver's employment through December 31, 2004.

     Mr. Oliver will receive a base salary according to the following schedule, subject to increases which the CEO and the Compensation Committee may grant from time to time: $150,000 for the first twelve months of his employment, $180,000 for the second twelve months, $210,000 for the third twelve months and $240,000 per annum thereafter. Mr. Oliver will be paid an annual cash bonus of 30% of his then current annual salary provided that the Company has met or exceeded the projections in its annual business plan or as the Board of Directors deems appropriate.

     If during the term of the agreement there is a Change in Control (as defined above), then the Company will pay Mr. Oliver a cash bonus equal to the sum of four times Mr. Oliver's then current annual base salary plus the amount of taxes payable by Mr. Oliver under I.R.S. Code sec. 280G.

     The agreement will terminate upon the occurrence of any of the following:
Mr. Oliver's death, "total disability" (as defined above), material breach of the agreement or fiduciary duty by Mr. Oliver or written notice of Mr. Oliver's decision to terminate his employment. If Mr. Oliver's employment is terminated in any of the manners described above, he will be entitled to receive the base salary and benefits earned through the date of termination. If Mr. Oliver's employment is terminated for any other reason, then he will be entitled to receive (i) his base salary and benefits earned through the date of termination and (ii) an amount equal to one and one-half times his then current annual base salary.

     John A. Barthrop. Mr. Barthrop serves as Chief Legal Counsel of the Company pursuant to an employment agreement entered into on November 1, 2000. The agreement provides for Mr. Barthrop's employment through December 31, 2004.

     Mr. Barthrop will receive a base salary according to the following schedule, subject to possible increases which the CEO and the Compensation Committee may grant from time to time: $160,000 for the first twelve months of his employment, $185,000 for the second twelve months, $210,000 for the third twelve months and $240,000 per annum thereafter. Mr. Barthrop will be paid an annual cash bonus of 30% of his then current annual salary provided that the Company has met or exceeded the projections in its annual business plan or as the Board of Directors deems appropriate.

     If during the term of the agreement there is a Change in Control (as defined above), then the Company will pay Mr. Barthrop a cash bonus equal to the sum of four times Mr. Barthrop's then current annual base salary plus the amount of taxes payable by Mr. Barthrop under I.R.S. Code sec. 280G.

     The agreement will terminate upon the occurrence of any of the following:
Mr. Barthrop's death, "total disability" (as defined above), material breach of the agreement or fiduciary duty by Mr. Barthrop or written notice of Mr. Barthrop's decision to terminate his employment. If Mr. Barthrop's employment is terminated in any of the manners described above, he will be entitled to receive his base salary and benefits earned through the date of termination. If Mr. Barthrop's employment is terminated for any other reason, then he will be entitled to receive (i) the base salary and benefits earned through the date of termination and (ii) an amount equal to one and one-half times his then current annual base salary.

     Pursuant to the employment agreements entered into on November 1, 2000 with Messrs. Paulsen, Barthrop and Oliver, has been granted options to purchase an aggregate of 900,000, 500,000 and 500,000 shares, respectively, the Company's Common Stock. The options will have a three-year vesting period and an exercise price of $2.75 a share. All of the options will expire on November 1, 2007.

     Pursuant to the previous employment agreement entered into on May 6, 1999 with John Barthrop, he received an option to purchase 50,000 shares of our Common Stock.

(B) DIRECTORS' FEES

     Only non-employee (outside) directors are compensated for Board service. We do not have any standard arrangements for director compensation, rather each director is offered a retainer amount and meeting attendance fees based on such factors as length of service and industry experience. Directors are paid $300 for each committee meeting attended, the amount is increased to $500 for the Committee Chairperson. In connection with their election to our Board, Messrs. Perkins and Gates and Mrs. Jonas each received options to purchase 50,000 shares of our common stock.

(C) CHANGE IN CONTROL AGREEMENTS

     We have entered into employment agreements with certain of our executive officers, which, among other things, provide for severance and other benefits if, during the term of the such agreements (i) all or substantially all of the assets of Commonwealth Energy Corporation or more than fifty percent (50%) of the issued and outstanding voting shares of the Commonwealth Energy Corporation are, in any transaction or series of transactions, acquired by any one person or entity not then affiliated with the company, or (ii) control of Commonwealth Energy Corporation is taken over by a group of shareholders when no significant change of ownership has taken place, or (iii) a liquidity event such as a merger, acquisition, strategic alliance or any other event that could bring substantial capital into the company and any of these events listed require that such officer be terminated, leave the company, be replaced or any other event that no longer allows or requires such officer to remain with the company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to beneficial ownership of our Series A Convertible Preferred Stock and Common Stock as of September 30, 2001 for:

     - each person known by us to beneficially own more than 5% of our Series A Convertible Preferred Stock or 5% of our common stock;

     - each executive officer named in the Summary Compensation Table set forth in Item 6 -- "Executive Compensation";

     - each of our directors; and

     - all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o Commonwealth Energy Corporation, 15901 Red Hill Avenue, Suite 100, Tustin, California 92780. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In preparing the table below, we have relied upon information supplied by such persons and our stock records. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of September 30, 2001, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 27,311,703 shares of common stock and 812,500 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2001.

                                                                                               PERCENT
            TITLE OF CLASS                               NAME                      AMOUNT      OF CLASS
            --------------                               ----                     ---------    --------
Series A Convertible Preferred Stock...  Robert Perkins                              25,000      2.99%
Common Stock...........................  Ian B. Carter                            2,000,000(1)   6.82%
                                         Robert Perkins                             252,000(2)      *
                                         Richard Paulsen                            225,000(3)      *
                                         John Barthrop                              175,000(4)      *
                                         James Oliver                               125,000(5)      *
                                         Brad Gates                                  50,000(6)      *
Series A Convertible Preferred Stock...  Directors and Executive Officers as a       25,000      2.99%
                                         Group
Common Stock...........................  Directors and Executive Officers as a    2,827,000(7)   9.38%(8)
                                         Group

---------------
 *  Represents less than one percent.

(1) Includes 1,950,000 options that may be exercised as shares within 60 days of September 30, 2001.

(2) Includes 120,000 options that may be exercised as shares within 60 days of September 30, 2001.

(3) Includes 225,000 options that may be exercised as shares within 60 days of September 30, 2001.

(4) Includes 173,000 options that may be exercised as shares within 60 days of September 30, 2001.

(5) Includes 125,000 options that may be exercised as shares within 60 days of September 30, 2001.

(6) Includes 50,000 options that may be exercised as shares within 60 days of September 30, 2001.

(7) This figure is based on the current number of shares of Common Stock that each director and executive officer of the Company owns plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from September 30, 2001.

(8) This percentage was derived by dividing the figure obtained in footnote (7) above by the total number of shares of Common Stock outstanding as of September 30, 2001 plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from September 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, independent auditors...........  F-1
Consolidated balance sheets at July 31, 2000 and 2001.......  F-2
Consolidated statements of operations for three years in the period ended July 31, 2001................................  F-3
Consolidated statements of shareholders' equity for the
  three years in the period ended July 31, 2001.............  F-4
Consolidated statements of cash flows for the three years in the period ended July 31, 2001............................  F-5
Notes to consolidated financial statements..................  F-6

     (a)(2) Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b) Reports on Form 8-K. None

     (c) The following exhibits are attached hereto, as required by Item 601 of Regulation S-K:

    EXHIBIT
    NUMBER                           TITLE OF EXHIBIT
    -------                          ----------------
     3.1       Articles of Incorporation of Commonwealth Energy Corporation
               dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997*
     3.2       Certificate of Amendment of Articles of Incorporation of
               Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999*
     3.3       Bylaws of Commonwealth Energy Corporation, as amended*
    10.1       Power Purchase Agreement dated July 27, 1999, between
               Commonwealth Energy Corporation and Calpine Power Services
               Company*
    10.2       First Amendment to Power Purchase Agreement dated as of July
               29, 1999*
    10.3       Second Amendment to Power Purchase Agreement dated as of May
               28, 1999, between Commonwealth Energy Corporation and
               Calpine Power Services Company*
    10.4       Loan and Security Agreement dated June 28, 2000 between
               Commonwealth Energy Corporation, electricAmerica, Inc. and
               electric.com, Inc. and Coast Business Credit*
    10.5       Warrant dated June 28, 2000, issued by Commonwealth Energy
               Corporation in favor of Coast Business Credit.*
    10.6       Limited Liability Company Agreement of Summit Energy
               Ventures, LLC, as amended by the First Amendment to the
               Limited Liability Company Agreement of Summit Energy
               Ventures, LLC, dated August 2001*
    10.7       PECO Energy Company Confirmation Agreement dated January 30,
               2001.*
    10.8       Exelon Generation Company, LLC Confirmation Agreement dated
               May 13, 2001*
    10.9       Standard Office Lease -- Gross dated July 1, 1997, for
               property located at 15941 Redhill Avenue, Suite 200, Tustin,
               California, together with Rules and Regulations and Work
               Letter attached thereto *
    10.10      Standard Sublease dated November 12, 1998, between Kurt
               Busch and Commonwealth Energy Corporation, for property
               located at 15991 Redhill Avenue, Suite 200, Tustin,
               California.*

    EXHIBIT
    NUMBER                           TITLE OF EXHIBIT
    -------                          ----------------
    10.11      Severance Agreement dated June 1, 2000, among Commonwealth
               Energy Corporation, electricAmerica, Inc. and Frederick M.
               Bloom*
    10.12      Employment Agreement dated January 1, 2000, between
               Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November
               1, 2000*
    10.13      Employment Agreement dated November 1, 2000, between
               Commonwealth Energy Corporation and Richard Paulsen*
    10.14      Employment Agreement dated November 1, 2000, between
               Commonwealth Energy Corporation and James Oliver*
    10.15      Employment Agreement dated November 1, 2000, between
               Commonwealth Energy Corporation and John Barthrop *
    10.16      Commonwealth Energy Corporation 1999 Equity Incentive Plan
               for Employees*
    21.1       Subsidiaries of the Registrant*

---------------
* Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation's Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2001                   COMMONWEALTH ENERGY CORPORATION

                                          By:      /s/ IAN B. CARTER
                                          --------------------------------------
                                          Name: Ian B. Carter
                                          Title: Chief Executive Officer

                                          By:    /s/ ROBERT C. PERKINS
                                          --------------------------------------
                                          Name: Robert C. Perkins
                                          Title: Director

                                          By:    /s/ BRADLEY L. GATES
                                          --------------------------------------
                                          Name: Bradley L. Gates
                                          Title: Director

                                          By:     /s/ JAMES L. OLIVER
                                          --------------------------------------
                                          Name: James L. Oliver
                                          Title: Chief Financial Officer

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Commonwealth Energy Corporation

     We have audited the accompanying consolidated balance sheets of Commonwealth Energy Corporation as of July 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Energy Corporation at July 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
October 12, 2001

                        COMMONWEALTH ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        JULY 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  4,213,168    $ 41,114,046
  Accounts receivable:
     Billed.................................................    17,468,027      16,818,659
     Unbilled...............................................     6,333,096       3,338,172
     Green power credits....................................     2,806,508       1,176,611
                                                              ------------    ------------
                                                                26,607,631      21,333,442
     Less allowance for doubtful accounts...................    (1,458,984)     (3,946,388)
                                                              ------------    ------------
  Net accounts receivable...................................    25,148,647      17,387,054
  Prepaid income taxes......................................            --       2,109,997
  Deferred tax asset........................................            --       6,607,711
  Prepaid expenses and other current assets.................       795,539       3,943,625
                                                              ------------    ------------
          Total current assets..............................    30,157,354      71,162,433
Property and equipment, net.................................     3,316,877       3,606,078
Restricted cash.............................................     6,146,339      28,242,911

Other assets:
  Intangible assets.........................................       997,500         945,000
  Deposits and notes receivable.............................       972,135         388,466
  Deferred tax asset........................................            --       2,671,058
                                                              ------------    ------------
          Total other assets................................     1,969,635       4,004,524
                                                              ------------    ------------
          Total assets......................................  $ 41,590,205    $107,015,946
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  8,148,848    $  9,404,851
  Notes payable under line of credit........................     5,281,272       3,888,072
  Other current liabilities.................................     3,924,083       7,685,954
                                                              ------------    ------------
          Total current liabilities.........................    17,354,203      20,978,877

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock -- 10,000,000 shares
     authorized with no par value; 939,000 and 862,500
     shares issued and outstanding in 2000 and 2001,
     respectively...........................................     1,053,972         842,112
  Common stock -- 50,000,000 shares authorized with no par
     value; 29,333,164 and 29,360,363 shares issued and
     outstanding in 2000 and 2001, respectively.............    58,740,149      60,304,847
  Retained earnings (accumulated deficit)...................   (35,558,119)     24,890,110
                                                              ------------    ------------
          Total shareholders' equity........................    24,236,002      86,037,069
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $ 41,590,205    $107,015,946
                                                              ============    ============

                            See accompanying notes.

                        COMMONWEALTH ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED JULY 31,
                                                   --------------------------------------------
                                                       1999            2000            2001
                                                   ------------    ------------    ------------
Net energy sales...............................    $ 35,583,644    $ 87,320,533    $179,284,773
Green power credits............................       3,540,405      12,303,794       3,978,989
                                                   ------------    ------------    ------------
Net revenue....................................      39,124,049      99,624,327     183,263,762
Direct energy costs............................      38,728,563      86,731,876      76,615,138
                                                   ------------    ------------    ------------
Gross margin...................................         395,486      12,892,451     106,648,624
Selling and marketing expenses.................       2,038,139       6,211,360       3,597,001
General and administrative expenses............      11,184,025      15,380,674      21,183,396
Stock-based compensation charges...............       5,718,410         445,277       1,080,000
                                                   ------------    ------------    ------------
Income (loss) from operations..................     (18,545,088)     (9,144,860)     80,788,227
Interest income................................         128,946         586,479       2,319,628
Interest expense...............................          (5,585)        (87,708)       (726,446)
                                                   ------------    ------------    ------------
Income (loss) before provision for income
  taxes........................................     (18,421,727)     (8,646,089)     82,381,409
Provision for income taxes.....................              --              --      21,851,992
                                                   ------------    ------------    ------------
Net income (loss)..............................    $(18,421,727)   $ (8,646,089)   $ 60,529,417
                                                   ============    ============    ============
Net income (loss) per common share
  (1999 and 2000 restated -- Note 1):
  Basic........................................    $       (.84)   $       (.30)   $       2.06
                                                   ============    ============    ============
  Diluted......................................    $       (.84)   $       (.30)   $       1.77
                                                   ============    ============    ============
Stock-based compensation charges relate to the
  following:
  Selling and marketing expenses...............    $  1,454,427    $    423,500    $         --
  General and administrative expenses..........       4,263,983          21,777       1,080,000
                                                   ------------    ------------    ------------
                                                   $  5,718,410    $    445,277    $  1,080,000
                                                   ============    ============    ============

                            See accompanying notes.

                        COMMONWEALTH ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 1999, 2000 AND 2001

                                                                       CONVERTIBLE            RETAINED
                                           COMMON STOCK              PREFERRED STOCK          EARNINGS
                                     -------------------------    ----------------------    (ACCUMULATED
                                       SHARES        AMOUNT       SHARES       AMOUNT         DEFICIT)         TOTAL
                                     ----------    -----------    -------    -----------    ------------    ------------
Balance at July 31, 1998...........  16,928,526(A) $10,567,314    939,000    $   885,232    $ (8,321,563)   $  3,130,983
Proceeds from sales of common
  stock, net of issuance costs of
  $7,399,016.......................   9,686,945     24,382,626         --             --              --      24,382,626
Stock options granted included in
  issuance costs...................          --      3,869,606         --             --              --       3,869,606
Stock options granted for services
  received.........................          --        669,347         --             --              --         669,347
Compensation charge related to
  stock options granted............          --      5,222,410         --             --              --       5,222,410
Exercise of stock options..........      39,750            798         --             --              --             798
Transfer of common stock from
  founder to officer...............          --        496,000         --             --              --         496,000
Common shares issued for
  acquisition of intangible
  assets...........................     100,000        550,000         --             --              --         550,000
Cumulative unpaid dividends on
  convertible preferred stock......          --             --         --         84,370         (84,370)             --
Net loss and comprehensive loss....          --             --         --             --     (18,421,727)    (18,421,727)
                                     ----------    -----------    -------    -----------    ------------    ------------
Balance at July 31, 1999...........  26,755,221(A)  45,758,101    939,000        969,602     (26,827,660)     19,900,043
Proceeds from sales of common
  stock, net of issuance costs of
  $1,828,665.......................   2,185,537     12,020,356         --             --              --      12,020,356
Stock options granted included in
  issuance costs...................          --         31,500         --             --              --          31,500
Exercise of stock options..........     392,406         70,115         --             --              --          70,115
Compensation charge related to
  stock options granted (including
  $414,800 of severance costs).....          --        436,577         --             --              --         436,577
Transfer of common stock from
  founder to officer...............          --        423,500         --             --              --         423,500
Cumulative unpaid dividends on
  convertible preferred stock......          --             --         --         84,370         (84,370)             --
Net loss and comprehensive loss....          --             --         --             --      (8,646,089)     (8,646,089)
                                     ----------    -----------    -------    -----------    ------------    ------------
Balance at July 31, 2000...........  29,333,164(A)  58,740,149    939,000      1,053,972     (35,558,119)     24,236,002
Exercise of stock options..........     103,699          5,678         --             --              --           5,678
Compensation charge related to
  settlement of employee stock
  option disputes..................          --        139,725         --             --              --         139,725
Compensation charge related to
  performance based stock
  options..........................          --      1,080,000         --             --              --       1,080,000
Income tax benefits arising from
  exercise of stock options........          --        339,295         --             --              --         339,295
Cumulative unpaid dividends on
  convertible preferred stock......          --             --         --         81,188         (81,188)             --
Payment of dividends on preferred
  stock............................          --             --         --       (216,548)             --        (216,548)
Repurchase of preferred stock......     (76,500)            --    (76,500)       (76,500)             --         (76,500)
Net income and comprehensive
  income...........................          --             --         --             --      60,529,417      60,529,417
                                     ----------    -----------    -------    -----------    ------------    ------------
Balance at July 31, 2001...........  29,360,363    $60,304,847    862,500    $   842,112    $ 24,890,110    $ 86,037,069
                                     ==========    ===========    =======    ===========    ============    ============

---------------
(A) Restated as described in Note 1.

                            See accompanying notes.

                        COMMONWEALTH ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JULY 31,
                                                   --------------------------------------------
                                                       1999            2000            2001
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...............................   $(18,421,727)   $ (8,646,089)   $ 60,529,417
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation..................................        251,566         687,125         860,726
  Amortization..................................             --          52,500          52,500
  Provision for doubtful accounts...............        612,909         846,075       4,666,126
  Stock-based compensation charges..............      5,718,410         445,277       1,080,000
  Fair value of stock options issued for
     services received..........................        669,347              --              --
  Fair value of stock options issued as
     severance costs............................             --         414,800              --
  Income tax benefits arising from exercise of
     stock options..............................             --              --         339,295
  Deferred income taxes.........................             --              --      (9,278,769)
  Changes in operating assets and liabilities:
     Billed accounts receivable.................     (7,746,794)     (9,278,406)     (1,529,354)
     Unbilled accounts receivable...............     (1,620,743)     (3,919,039)      2,994,924
     Green power credits receivable.............     (3,075,585)        269,077       1,629,897
     Prepaid expenses and other assets..........       (535,752)        (13,714)     (4,674,414)
     Accounts payable...........................      3,168,835       2,809,368       1,256,003
     Other current liabilities..................        715,868       1,305,141       3,901,596
                                                   ------------    ------------    ------------
Net cash provided by (used in) operating
  activities....................................    (20,263,666)    (15,027,885)     61,827,947

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.............     (1,988,096)     (1,760,064)     (1,149,927)
Purchase of intangible assets...................       (500,000)             --              --
                                                   ------------    ------------    ------------
Net cash used in investing activities...........     (2,488,096)     (1,760,064)     (1,149,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under (repayments of) line of
  credit........................................             --       5,281,272      (1,393,200)
Increase in restricted cash.....................     (3,406,200)     (2,740,139)    (22,096,572)
Proceeds from sales of common stock.............     28,252,232      12,051,856              --
Repurchase of preferred stock...................             --              --         (76,500)
Dividends paid on preferred stock...............             --              --        (216,548)
Proceeds from exercises of stock options........            798          70,115           5,678
                                                   ------------    ------------    ------------
Net cash provided by (used in) financing
  activities....................................     24,846,830      14,663,104     (23,777,142)
                                                   ------------    ------------    ------------
Increase (decrease) in cash and cash
  equivalents...................................      2,095,068      (2,124,845)     36,900,878
Cash and cash equivalents at beginning of
  year..........................................      4,242,945       6,338,013       4,213,168
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year........   $  6,338,013    $  4,213,168    $ 41,114,046
                                                   ============    ============    ============
Cash paid for:
  Interest expense..............................   $      5,585    $     87,708    $    726,446
  Income taxes..................................             --              --      32,900,800

SUPPLEMENTAL CASH FLOW INFORMATION

     During the year ended July 31, 1999, the Company issued 100,000 shares of common stock having a fair value of $550,000 for a portion of the $1,050,000 purchase price of the intangible assets.
                            See accompanying notes.

                        COMMONWEALTH ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2001

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Commonwealth Energy Corporation (the "Company") was incorporated on August 15, 1997. The Company's primary business has been the sale of electric power to retail customers in California and, beginning January 2000, in Pennsylvania and, beginning in August 2000, sale of electric power to wholesale customers in California and Pennsylvania. The Company is licensed by the Federal Energy Regulatory Commission (FERC) as a power marketer, by California as an Electric Service Provider and by Pennsylvania as an Electric Generation Supplier. The Company plans to enter new deregulated electric power markets in the future.

     The electric power sold by the Company to its retail customers is delivered to the Company's customers by incumbent utilities that are called Utility Distribution Companies (UDCs) in California and Electric Distribution Companies
(EDCs) in Pennsylvania, which measure electric power usage by the Company's customers and bill the customers on behalf of the Company. There are three UDCs in California and one EDC in Pennsylvania, which conduct these activities on behalf of the Company.

     The Company's operations have been in one reportable segment, the domestic electricity distribution industry.

  Basis of Presentation

     The consolidated financial statements of the Company include the accounts of the Company's wholly-owned subsidiaries and Summit Energy Ventures, LLC (Summit). All intercompany transactions have been eliminated in consolidation.

  Adjustment of Number of Outstanding Common Shares and Restatement of Per Share Information

     As more fully discussed in Note 11, the Company disputed whether certain shares of its common stock issued to its founder were validly issued. Litigation ensued between the Company and its founder regarding this and other matters. A settlement of this litigation was approved by the court having jurisdiction over the case on August 15, 2001 and stipulated that 4,720,000 of the founder's disputed common shares were void. The Company's counsel has advised that such shares should be considered void ab initio, or having never been issued. Accordingly, the Company has restated its prior years' financial statements to reflect the terms of this settlement. The only change to the Company's results of operations is in the reported net loss per share information for the years ended July 31, 1999 and 2000 which has been restated as follows:

                                                              YEAR ENDED JULY 31,
                                                       ---------------------------------
                                                            1999              2000
                                                       ---------------   ---------------
                                                       BASIC   DILUTED   BASIC   DILUTED
                                                       -----   -------   -----   -------
As restated..........................................  $(.84)   $(.84)   $(.30)   $(.30)
As originally reported...............................   (.69)    (.69)    (.26)    (.26)

  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company's consolidated financial statements relate to the allowance for doubtful accounts, unbilled receivables, legal claims and the useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

  Revenue and Cost Recognition

     Net revenue from sales of electric power is recognized as the power is delivered to the Company's customers. Net revenue represents proceeds from energy sales. Direct energy costs include electric power purchased, independent system operator fees and scheduling coordination fees. Selling and marketing expenses include salaries of sales and marketing personnel and promotional and advertising costs. General and administrative expenses include salaries for corporate support personnel, rent expenses, insurance expenses, bad debts expenses, depreciation expenses and other costs of the corporate office.

     The Company's net revenue is derived from sales to the following class of customers:

                                                         YEAR ENDED JULY 31,
                                               ----------------------------------------
                                                  1999          2000           2001
                                               -----------   -----------   ------------
Retail and commercial end users..............  $35,583,644   $87,320,533   $ 99,981,187
Wholesale....................................           --            --     79,303,586
                                               -----------   -----------   ------------
                                               $35,583,644   $87,320,533   $179,284,773
                                               ===========   ===========   ============

  Common Stock Grant

     On January 20, 2000, the Board of Directors of the Company directed that, in consideration of the purchase price being paid in a nominal amount of cash by an officer of the Company on behalf of the Company's other shareholders, the Company shall grant on a pro rata basis one share of common stock for each share of common stock and preferred stock outstanding as of January 19, 1999. All per share and common share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect this stock grant of 11,205,150 common shares, including 939,000 common shares related to the convertible preferred stock, which had the same effect as a stock split.

  Unbilled Receivables

     The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers as of the end of a period, but not yet billed. Unbilled receivables from sales in California through January 19, 2001 were estimated by the Company as the number of kilowatt hours delivered times 95% of the California Power Exchange ("PX") cost as published by Southern California Edison for residential customers. On January 20, 2001, the PX ceased operations and the Company replaced 95% of the PX cost amount with 95% of the individual Utility Purchased Energy cost as published by each individual utility.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

  Property and Equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is provided over their estimated useful lives, generally five to ten years, using the straight line method. Expenditures for maintenance, repairs and renewals are expensed as incurred. The Company capitalizes certain software development costs incurred on significant projects for internal use in accordance with the provisions of AICPA Statement of Position 98-1, Accounting for Software Costs. Qualifying internal and external costs, consisting primarily of third-party system development costs incurred during the application development stage are capitalized and amortized on the straight-line basis over five years.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

  Intangible Assets

     Intangible assets are carried at cost. Amortization of intangible assets is provided over their estimated useful life of 20 years.

  Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

  Advertising Costs

     Advertising costs, consisting primarily of media advertising, are expensed as incurred. Advertising costs were $1,670,270, $2,175,400 and $253,120 for 1999, 2000 and 2001, respectively.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company accounts for stock options granted to its employees and outside directors using the intrinsic value method. Most of the Company's stock option grants were granted with exercise prices below the fair value of the Company's common stock as determined by the Company's management for financial reporting purposes. In addition, since all stock option grants were vested at their dates of grant, the difference between the exercise prices and such estimated fair values was expensed as stock-based compensation charges as of the date of grant.

     Certain employees whose function was to sell shares of the Company's common stock received a portion of their commissions for such sales in the form of stock options. The intrinsic value of such stock options has been charged against the proceeds of such sales in the accompanying consolidated statements of shareholders' equity.

     The Company has also granted performance-based stock options for which vesting is contingent upon the occurrence of certain events or the achievements of certain levels of financial performance by the Company. The difference between the exercise price of these stock options and the estimated fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes is recorded as stock-based compensation charges over the period prior to the selling of the options which are expected to eventually vest.

     Stock options were granted to certain service providers to the Company. These options were recorded at their fair values using the Black-Scholes option pricing model method, in accordance with SFAS No. 123.

  Concentration of Credit Risk

     The Company maintains allowances for potential credit losses.

     As of July 31, 2001, 52.3% of the Company's billed and unbilled receivables are due from a large number of retail and commercial end users in California and Pennsylvania who are billed by and make remittances to the UDC's or the EDC that deliver their electricity which, in turn, forward such remittances to the Company. One of the UDC's, Pacific Gas and Electric (PG&E), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E's bankruptcy proceedings to recover these amounts which approximated $1,100,000

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

at July 31, 2001. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC's.

     The remainder of the Company's billed and unbilled accounts receivable are due primarily from wholesale customers including $4,417,841 due from Automated Power Exchange (APX). This amount includes $2,226,630 in ISO credit holdbacks relating to November 2000 and January 2001 activity. APX has informed the Company that the holdbacks were made, in part, because certain organizations, including PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to APX. The Company has provided an allowance of $1,471,142 for doubtful accounts related to the APX holdbacks.

     No customer has accounted for more than 10% of net revenue in 1999, 2000 or 2001, except for two wholesale customers, the state of California Department of Water Resources and the PX, which represented 22.0% and 10.6%, respectively, of net revenue in 2001.

  Impairment of Long-Lived Assets

     Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment loss is measured by the amount by which the carrying amount of the assets exceeds fair values.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by SFAS No. 137 which deferred the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, SFAS No. 133 was effective as of August 1, 2000 for the Company and did not have an effect on the Company's financial position or results of operations. The Company has not entered into any derivative instruments or hedging contracts. The Company's long-term contracts for the purchase and sale of electricity are considered "normal purchases" and "normal sales," respectively, within the context of SFAS No. 133 and related pronouncements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These statements change the accounting for business combinations, goodwill and intangibles. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations completed after June 30, 2001. It also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with an indefinite life. It also introduces a new impairment-only approach, which should be tested annually, to goodwill. The Company does not expect SFAS No. 141 or SFAS No. 142 to have any material effect on the Company's financial position or results of operations.

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, billed and unbilled accounts receivable, accounts payable and notes payable. The carrying amounts of these financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to approximate their fair values due to their short-term nature.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

 2. MARKET AND REGULATORY RISKS

  California Deregulated Electric Power Markets

     California has been experiencing significant fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission ("CPUC"), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the PUC issued a ruling suspending "direct access" pursuant to legislation by the California state legislature requiring the CPUC to suspend "direct access" in California. The suspension of "direct access" means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. The Company is actively seeking relief from this ruling.

     In addition regulatory and legislative risks, one of the UDC's in California, PG&E, with which the Company interacts to conduct its business has filed for bankruptcy protection. Other utilities in California also could seek protection of bankruptcy in the future.

  Commitments to Purchase Electric Power

     For the California market, the Company has entered into a contract, which expires on June 30, 2002 with Calpine Power Services Company, to acquire 3,000 MWH of electric power per day for the remainder of the contract. The Company is obligated to minimum electric purchases of $32.3 million for the year ending July 31, 2002 under this commitment. The electric power acquired under this contract qualifies for the California "Green Power Credit" upon its resale to certain classes of customers.

     For the Pennsylvania market, the Company has entered into various contractual arrangements for the purchase of electric power through May 2004. The Company is obligated to minimum electric power purchases of $37.6 million for the year ending July 31, 2002, and $51.9 million thereafter under these contracts.

     Since the prices at which the Company purchases this electric power are fixed during the terms of the contracts, if the price at which the Company can resell this electric power falls below the contract purchase price plus distribution and scheduling costs, the Company would incur operating losses during such periods.

  Pennsylvania Operations

     During the year ended July 31, 2000, the Company began selling electric power in Pennsylvania. In accordance with its standard customer contract in Pennsylvania, the Company may only charge certain maximum rates for its sales of electric power which, at times, could be less than the Company's costs of acquiring, distributing and scheduling such electric power. Energy capacity charges for servicing electric power in the Pennsylvania market varies significantly from month to month and can effect gross profit margins.

  California Green Power Credits

     The state of California enacted the Public Purpose Program (Program) which established a $540 million fund to provide overall incentives to suppliers of "green" power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per KWH which, as of July 31, 2001, is at a rate 1.0 cent per KWH. "Green Power" is defined by the Program as electricity produced by at least 50% renewable energy

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

resources. The benefit of Green Power Credits has been passed through to the Company's customers. The Program provides that this subsidy is available to suppliers of "green power" through March 31, 2002 and the Company does not know if the subsidy will be continued thereafter.

 3. PER SHARE INFORMATION

     Basic and diluted net income (loss) per common share, restated as described in Note 1, is computed as follows:

                                                          YEAR ENDED JULY 31,
                                               -----------------------------------------
                                                   1999          2000           2001
                                               ------------   -----------    -----------
NUMERATOR:
Net income (loss)............................  $(18,421,727)  $(8,646,089)   $60,529,417
Preferred stock dividend.....................       (84,370)      (84,370)       (81,188)
                                               ------------   -----------    -----------
Income (loss) applicable to common
  stock -- Basic.............................   (18,506,097)   (8,730,459)    60,448,229
Assumed conversion of preferred stock........            --            --         81,188
                                               ------------   -----------    -----------
Net income (loss) -- Dilutive................  $(18,506,097)  $(8,730,459)   $60,529,417
                                               ============   ===========    ===========
DENOMINATOR (restated for 1999 and 2000):
Weighted - average outstanding
  shares -- Basic............................    21,905,210    28,794,921     29,384,617
Dilutive shares:
  Exercise of dilutive stock options.........            --            --      3,842,866
  Conversion of preferred stock into common
     stock...................................            --            --        924,538
                                               ------------   -----------    -----------
Weighted - average outstanding
  shares -- Dilutive.........................    21,905,210    28,794,921     34,152,021
                                               ============   ===========    ===========

     For the years ended July 31, 1999 and 2000, the effects of the exercise of potentially dilutive stock options and warrants and the assumed conversion of preferred stock into common stock have been excluded from the calculation of dilutive earnings per share information because the effect of their inclusion would be anti-dilutive. For the year ended July 31, 2001, the effects of stock options with exercise prices in excess of the estimated fair value of the Company's common stock and of the exercise of warrants have been excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

 4. INVESTMENT IN SUMMIT ENERGY VENTURES, LLC

     In July 2001, the Company invested $15,000,000 in Summit and, if Summit invests 75% of the initial $15,000,000 investment by the Company, is committed to invest up to an additional $10,000,000 in Summit. Summit was formed in July 2001 for the purpose of investing in energy and energy related companies. Summit is to exist through June 29, 2006, which date may be extended for up to two additional one year periods by mutual agreement of the parties. Summit's Investment Committee, which is comprised of three members appointed by the Company's management, must approve of any investments to be made by Summit. Accordingly, because of this control over Summit's investments, Summit's financial statements are included in the Company's consolidated financial statements.

     As of July 31, 2001, the Company's interest in Summit is a 100% preferred membership interest and, after the Company receives its original capital and a 10% preferred return, profits of Summit are to be allocated 50% to the Company and 50% to its partner, Northwest Power Management; net losses are allocated per capital contribution. Summit receives no return until after the Company receives return of its investment and 10% preferred annual return on its investment. The Company shall have the option to purchase any of Summit's investments on such terms and conditions that are established between the Company and Northwest.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

     Condensed balance sheet information for Summit at July 31, 2001, which is included in the Company's consolidated financial statements, is as follows:

Assets:
  Cash and cash equivalents.................................  $14,635,411
  Prepaid management fees...................................      379,110
                                                              -----------
                                                              $15,014,521
                                                              ===========
Members' equity.............................................  $15,014,521
                                                              ===========

     The effect of Summit's results of operations from its date of inception through July 31, 2001 on the Company's consolidated results of operations was insignificant.

 5. OTHER CURRENT LIABILITIES AND RELATED MATTERS

     Other current liabilities is comprised of:

                                                                      JULY 31,
                                                              ------------------------
                                                                 2000          2001
                                                              ----------    ----------
Payroll and related.........................................  $  450,302    $  467,511
Severance costs.............................................     956,978        75,000
Legal accruals..............................................   1,249,897     1,476,584
Customer termination costs..................................     681,270        65,000
Settlement of litigation with founder.......................          --     4,790,000
Other.......................................................     585,636       811,859
                                                              ----------    ----------
                                                              $3,924,083    $7,685,954
                                                              ==========    ==========

  Severance Arrangements

     The Company's founder and former Chairman and Chief Executive Officer had an employment agreement with a subsidiary of the Company. He resigned from his positions with the subsidiary in consideration of a severance agreement effective June 1, 2000. The present value of $927,254 of this obligation, based upon a discount rate of 10%, was recorded as of June 1, 2000 and is included in general and administrative expenses for 2000. During 2001, the Company paid $92,138 to its founder pursuant to this agreement. The Company ceased making payments under this agreement to its founder in December 2000 pending resolution of the litigation with the founder described in Note 11. In the settlement of this litigation in August 2001, the founder released his claims for any further payments due under the severance agreement.

     The Company had granted its former President an option to acquire 1,000,000 shares of the Company's common stock. The options were fully vested at their date of grant, had an exercise price of $2.50 per share and were to expire on December 31, 2002. The fair value of $414,800 of these stock options, as determined on the minimum value method, was included in general and administrative expenses for 2000. By a subsequent agreement the former President released his rights and waived any claims to said option. In addition, costs of $425,000 and $300,000 were recorded in 1999 and 2000, respectively, related to the severance of other employees.

  Customer Termination Costs

     The Company terminated certain California commercial and industrial customers during June and July 2000. At July 31, 2000, an accrual of $681,270 was recorded to provide for the estimated costs of terminating these customers including meter lease termination settlement costs and settlement of terminated customer

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

damage claims. Except for $65,000 which was accrued at July 31, 2001, all of these customer termination costs were paid during 2001.

 6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is comprised of the following:

                                                                     JULY 31,
                                                             -------------------------
                                                                2000          2001
                                                             ----------    -----------
Office furniture and equipment.............................  $1,237,053    $ 1,227,536
Information technology equipment and systems...............   2,882,360      4,094,531
Leasehold improvements.....................................     172,356        119,629
                                                             ----------    -----------
                                                              4,291,769      5,441,696
Less accumulated depreciation and amortization.............    (974,892)    (1,835,618)
                                                             ----------    -----------
                                                             $3,316,877    $ 3,606,078
                                                             ==========    ===========

 7. RESTRICTED CASH AND INTANGIBLE ASSETS

  Restricted Cash

     Restricted cash consists of the following:

                                                                     JULY 31,
                                                             -------------------------
                                                                2000          2001
                                                             ----------    -----------
Short-term investments pledged as collateral for letters of
  credit in connection with agreements for the purchase of
  electric power...........................................  $6,146,339    $13,607,500
Cash and cash equivalents of Summit........................          --     14,635,411
                                                             ----------    -----------
                                                             $6,146,339    $28,242,911
                                                             ==========    ===========

     The Company is required to pledge an amount equivalent to 45 days of energy purchases under the contracts for the purchase of electric power. The funds in Summit are committed to the purpose of investing in energy and energy related companies.

  Intangible Assets

     The Company's intangible assets represent the net unamortized costs of purchasing, in July 1999, the 1-800-Electric telephone number and the rights to eight internet domain names. The initial cost of these intangible assets was $1,050,000. Amortization expense for these intangible assets was $52,500 in 2000 and 2001.

 8. LINE OF CREDIT

     On June 29, 2000, the Company entered into a three-year, $15 million line of credit. Borrowings under the line of credit, which amounted to $3,888,072 at July 31, 2001, are collateralized by accounts receivable, inventory and other assets. In connection with obtaining the line of credit, the Company agreed to pay a commitment fee of $300,000, one-half of which was paid at closing and the remainder to be paid incrementally at each annual renewal date. The Company also issued the lender a warrant expiring June 29, 2003 to purchase 100,000 shares of the Company's common stock at a price of $5.50 per share. Interest on borrowings is based on the lender's prime rate plus 1.75%. At July 31, 2001, the interest rate on borrowings under the line of credit was 8.5% and the average effective interest rate on borrowings outstanding during the years ended July 31, 2000 and 2001 was 11.25% and 13.0%, respectively. The credit line is subject to certain

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

financial covenants in the event the Company's net worth falls below $15 million or the Company operates with a negative gross profit.

     On August 10, 2001, the Company restructured its line of credit to shorten the maturity date to June 29, 2002 and to reduce the amount of the line of credit to $10 million.

 9. SHAREHOLDERS' EQUITY

  Convertible Preferred Stock

     The convertible preferred stock, which was initially issued on September 15, 1997, provides for cumulative dividends which accrue at an annual rate of 10% and are payable at the discretion of the Company. Cumulative unpaid dividends were $97,612 as of July 31, 2001. Each convertible preferred share is convertible into one share of the Company's common stock at the shareholder's discretion and has full voting rights. In addition, preferred shareholders are entitled to preferential liquidation rights over common stock in the amount of $1.00 per share plus an amount equal to all declared but unpaid dividends. During 2001, all holders of the convertible preferred stock were offered the option to rescind their initial purchase of convertible preferred stock at the initial offering price of $1.00 per share. Holders of 76,500 shares of convertible preferred stock, who had also received 76,500 shares of the Company's common stock subsequently as part of the stock grant described in Note 1, elected to rescind their initial purchase and the Company repurchased both their preferred and common shares.

  Common Stock

     The common stock of the Company has no conversion or preemptive shareholder rights as to any securities issued by the Company and are not liable for assessments and further calls. Each share of common stock is entitled to one vote on all matters voted on by shareholders, and is entitled to equal dividends when and as declared by the Board of Directors from funds legally available.

     The Company has sold shares of its common stock in a series of private placements. These sales of common shares were made by a specific group of employees within the Company who were employed by the Company at the time of the sales for this purpose. The sales commissions paid to these employees, both in the form of cash and stock options granted, have been charged against the proceeds of the common stock sales in the accompanying consolidated statements of shareholders' equity. The amount of the charge for the stock options granted represented the difference between the option exercise price and the fair value of the Company's common stock at the date of grant as determined by the Company for financial reporting purposes. All other costs related to these employees were charged to expense.

     At July 31, 2001, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock......     862,500
Reserved for exercise of warrants...........................     100,000
Reserved for exercise of outstanding stock options..........  10,283,192
                                                              ----------
                                                              11,245,692
                                                              ==========

     See Note 11 for a description of the legal status of common shares issued to the Company's founder.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

  Stock Options

     The Company's Board of Directors has approved grants of options to acquire a total of 12,901,825 shares of the Company's common stock to the Company's employees, outside directors and service providers. As of July 31, 2001, 10,283,192 of these stock options were outstanding. The options were vested as of their date of grant and expire in December 2002 for the options granted prior to December 1999 and expire in December 2004 through 2010 for the options
granted after      .

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

     Stock option activity is set forth below:

                                                               OPTIONS OUTSTANDING
                                         ----------------------------------------------------------------
                                                                                             WEIGHTED-
                                                                                              AVERAGE
                                                                           WEIGHTED-         FAIR VALUE
                                         NUMBER OF     EXERCISE PRICE       AVERAGE          OF COMMON
                                           SHARES        PER SHARE       EXERCISE PRICE       STOCK(A)
                                         ----------    --------------    --------------    --------------
Balance at July 31, 1998...............     931,310     $.01 - $ .05         $0.011            $0.71
Options granted:
  Exercise price less than fair value
     of common stock(A):
     -- Employee commissions for stock
       sales...........................   1,511,250     $.01 - $1.00         $0.067            $2.63
     -- Other employee.................   2,004,090     $.01 - $1.00         $0.339            $2.85
     -- Outside service providers......     354,675     $.01 - $1.00         $0.212            $3.54
     -- Outside directors..............      40,000            $1.00         $ 1.00            $3.75
  Exercise price equal to fair value of
     common stock(A):
     -- Employee commissions for stock
       sales...........................     425,000            $3.75         $3.750            $3.75
Options exercised......................     (39,750)    $.01 - $ .05         $0.020
                                         ----------     ------------         ------
Balance at July 31, 1999...............   5,226,575     $.01 - $3.75         $0.478
Options granted:
  Exercise price less than fair value
     of common stock(A):
     -- Employee commissions for stock
       sales...........................      21,000            $1.00         $1.000            $2.50
     -- Other employees................      12,000            $1.00         $1.000            $2.50
  Exercise price equal to fair value of
     common stock(A):
     -- Employee performance-based.....   2,600,000            $2.50         $2.500            $2.50
     -- Other employee.................   1,802,500            $2.50         $2.500            $2.50
     -- Outside directors..............     250,000            $2.50         $2.500            $2.50
Options exercised......................    (392,406)    $.01 - $1.00         $0.179
Options cancelled......................    (269,777)    $.05 - $3.75         $1.902
                                         ----------     ------------         ------
Balance at July 31, 2000...............   9,249,892     $.01 - $3.75         $1.469
Options granted:
  Exercise price less than fair value
     of common stock(A):
     -- Employee performance-based.....     300,000            $2.50         $2.500            $2.75
  Exercise price equal to fair value of
     common stock(A):
     -- Other employees................   2,500,000            $2.75         $2.750            $2.75
     -- Outside directors..............     150,000            $2.75         $2.750            $2.75
Options exercised......................     (67,200)    $.01 - $1.00         $0.072
Options cancelled......................  (1,849,500)    $.01 - $3.75         $1.723
                                         ----------     ------------         ------
Balance at July 31, 2001...............  10,283,192     $.01 - $3.75         $1.792
                                         ==========     ============         ======

---------------
(A) At date of grant.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

     The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of July 31, 2001 were as follows:

                                 AVERAGE
                  NUMBER OF     REMAINING                      WEIGHTED
   RANGE OF        SHARES      CONTRACTUAL      SHARES         AVERAGE
EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)   EXERCISABLE   EXERCISE PRICE
---------------  -----------   ------------   -----------   --------------
$ .01 - $ .50     3,126,017        1.63        3,126,017        $ 0.11
    $1.00           512,175        1.44          512,175        $ 1.00
$2.50 - $3.75     6,645,000        6.97        2,922,500        $ 2.65
                 ----------        ----        ---------        ------
    Total        10,283,192        5.07        6,560,692        $ 1.31
                 ==========        ====        =========        ======

  Stock Options Granted to Company's Chairman and Chief Executive Officer and Related Stock-based Compensation

     On January 1, 2000, as part of an employment agreement with a term expiring January 31, 2005, the Company granted 3,600,000 stock options to the Company's Chairman and Chief Executive Officer which have an exercise price of $2.50 per share and expire on January 1, 2010. As of January 1, 2000, 300,000 of the options were vested and 100,000 options vest annually on January 1 of each year from 2001 through 2004. The remaining 2,900,000 options are performance-based and vest upon the occurrence of certain events. When granted, the terms for 2,000,000 of these performance-based options provided for the vesting upon completion of a successful Initial Public Offering by the Company. Subsequently, on November 1, 2000, the terms of the vesting of these 2,000,000 stock options were modified to the performance criteria indicated with an (A) below.

     Performance criteria which were met during the year ended July 31, 2001, the number of related stock options vested and not earned, and stock-based compensation recognized during the year ended July 31, 2001 are as follows:

                                                      NUMBER OF OPTIONS       STOCK-BASED
                                                    ----------------------    COMPENSATION
                                                     VESTED     NOT EARNED     RECOGNIZED
                                                    ---------   ----------    ------------
Completion of the audit of the Company's July 31,
  2000 consolidated financial statements(A).......    500,000         --        $125,000
Settlement of the California Department of
  Corporations investigation(A)...................    250,000         --          62,500
Settlement of the California Public Utilities
  Commission investigation(A).....................    500,000         --         125,000
Exceeding the Company's business plans for the
  calendar year ended December 31, 2000 by 10% or
  more............................................    100,000    200,000          25,000
                                                    ---------    -------        --------
                                                    1,350,000    200,000        $337,500
                                                    =========    =======        ========

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

     Performance criteria which have not been met as of July 31, 2001, the number of related stock options which vest upon meeting the performance criteria and stock-based compensation recognized during the year ended July 31, 2001 are as follows:

                                                                             STOCK-BASED
                                                            NUMBER OF        COMPENSATION
                                                         UNVESTED OPTIONS     RECOGNIZED
                                                         ----------------    ------------
Completion of liquidity event, as defined in related
  agreement(A).........................................       750,000          $412,500
Completion of a successful initial public offering.....       300,000           165,000
Exceeding the Company's business plans for the calendar
  year ending December 31, 2001 by 10% or more.........       300,000           165,000
                                                            ---------          --------
                                                            1,350,000          $742,500
                                                            =========          ========

     If during the term of the employment agreement, the Company makes a public offering of its shares or if the Company supports any other form of liquidity event, then all stock options related to this employment agreement, whether earned or not, shall be considered vested prior to such event.

     The employment agreement also provides that in the event the Company terminates the agreement early or a change in control of the Company occurs, the Company's Chairman and Chief Executive Officer has the right to require the Company to repurchase all his capital stock and stock options of the Company, then earned or to be earned, at a repurchase price equal to two times the then price value of the Company's common stock.

  Options Granted during the Year Ended July 31, 2001

     During the year ended July 31, 2001, the Company granted 2,500,000 stock options to employees and 150,000 stock options to non-employee directors. The stock options granted to employees were 25% vested on their date of grant and vest 25% at the anniversary of the dates of grant over the next three years. These stock options expire on November 11, 2007.

  Other Stock-Based Compensation

     In connection with the granting of stock options to certain employees and the Company's outside directors, the amount of related compensation to be recognized was determined by the Company to be the difference between the option exercise price and the fair value of the Company's common stock at the date of grant as determined by the Company's management for financial reporting purposes. Inasmuch as all options granted by the Company through July 31, 2000 were fully vested as of their date of grant, the related compensation was expensed as of the date of grant, except for the compensation related to options granted as commissions to employees for the sales of the Company's common stock which was charged against the proceeds of the common stock sales.

     The Company's founder and, at the time, its Chairman and Chief Executive Officer, gave a total of 248,000 and 123,500 shares of the Company's common stock owned by him to two officers of the Company in 1999 and 2000, respectively. In accordance with Staff Accounting Bulletin No. 79, Accounting for Expenses or Liabilities Paid by Principal Stockholder, the estimated fair value of such shares of $496,000 and $423,500 was included in stock-based compensation charges in 1999 and 2000, respectively.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

     Stock-based compensation charges relate to the following:

                                                          YEAR ENDED JULY 31,
                                                 -------------------------------------
                                                    1999          2000         2001
                                                 -----------    --------    ----------
Stock options granted with fair value of
  Company's common stock in excess of exercise
  price of options.............................  $ 8,548,500    $ 53,277    $       --
Performance-based stock options................           --          --     1,080,000
Gift of shares from founder to officers........      496,000     423,500            --
                                                 -----------    --------    ----------
                                                   9,044,500     476,777     1,080,000
Less amount related to commissions on sales of
  the Company's common stock...................   (3,326,090)    (31,500)           --
                                                 -----------    --------    ----------
                                                 $ 5,718,410    $445,277    $1,080,000
                                                 ===========    ========    ==========

  Warrants

     As part of the $15 million credit line agreement dated June 29, 2000, the lender received warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $5.50 per share and expire upon the maturity of the loan agreement on June 29, 2003. The fair value of the warrants was nominal at their date of issuance.

  Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

     Pro forma information regarding results of operations and net income (loss) per common share is required by SFAS No. 123 for stock-based awards to employees, which are comprised of stock options for the purchase of the Company's common stock, as if the Company had accounted for such awards using a valuation method permitted under SFAS No. 123. In determining such pro forma information, stock options to employees and outside directors were valued using the minimum value method assuming no expected dividends, an average expected life through the option expiration dates, and a weighted-average risk-free interest rate of 6.0%. The minimum value method does not consider stock price volatility. For pro forma purposes, the estimated minimum value of the Company's stock-based awards to employees and outside directors were expensed at the date of grant of the stock options for options that were fully vested at date of grant and was expensed over the vesting period of stock options that vest over a period of time. The results of applying Statement No. 123 to the Company's stock option grants to employees and outside directors on the assumptions described above approximate the Company's reported amounts of net income (loss) and net income (loss) per common share for each year.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred income taxes consist of the following:

                                                                    JULY 31,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------    -----------
Deferred tax assets:
  Net operating loss carryforwards.......................  $  9,846,000    $ 1,021,000
  Stock options..........................................     2,232,000      2,756,000
  Allowance for doubtful accounts........................       625,000        601,000
  Reserves and accruals..................................     1,641,000      4,421,000
  State income taxes.....................................            --      1,586,000
                                                           ------------    -----------
                                                             14,344,000     10,385,000
  Less valuation allowance...............................   (14,254,000)    (1,021,000)
                                                           ------------    -----------
                                                                 90,000      9,364,000
Deferred tax liabilities:
  Depreciation and amortization..........................       (72,000)       (85,000)
  Other..................................................       (18,000)            --
                                                           ------------    -----------
Net deferred tax asset...................................  $         --    $ 9,279,000
                                                           ============    ===========

     For the year ended July 31, 2001, the Company's provisions for income taxes was comprised of the following:

                                                CURRENT       DEFERRED         TOTAL
                                              -----------    -----------    -----------
Federal.....................................  $24,953,000    $(7,728,000)   $17,225,000
State.......................................    6,178,000     (1,551,000)     4,627,000
                                              -----------    -----------    -----------
                                              $31,131,000    $(9,279,000)   $21,852,000
                                              ===========    ===========    ===========

     There was no provision for income taxes for the years ended July 31, 1999 and 2000.

     A reconciliation of the federal statutory income tax rate to the Company's provision for income taxes as a percentage of loss before income taxes is as follows:

                                                                YEAR ENDED JULY 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Federal statutory income tax rate...........................   34.0%    34.0%    35.0%
Valuation allowance recorded due to losses..................  (34.0)   (34.0)      --
Reversal of valuation allowance.............................     --       --    (13.1)
State income taxes, net of federal benefit..................     --       --      3.6
Other.......................................................     --       --      1.1
                                                              -----    -----    -----
Income tax rate per financial statements....................     --%      --%    26.6%
                                                              =====    =====    =====

     A valuation allowance was recorded to reflect the uncertainty of realization of the deferred tax asset during 1999 and 2000. The valuation allowance at July 31, 2001 was recorded to reflect the uncertainty of the deferred tax asset related to the net operating loss carryforward, the use of which is limited as described in the following paragraph. The valuation allowance increased by $7,881,000 and $2,840,000 during 1999 and 2000, respectively, and during 2001 was increased by $362,000 for a change in the federal income tax rate applied to

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

the Company's temporary differences and decreased by $13,595,000 for the release of the valuation allowance because of the Company's profitable operations during the year ended July 31, 2001.

     At July 31, 2001, the Company had net operating loss carryforwards of approximately $2,330,000 for federal and state income tax purposes that begin to expire in years 2018 and 2006, respectively. The timing of the utilization of federal net operating loss carryforwards is subject to an annual limitation due to the "change of ownership" provision of the Tax Reform Act of 1986. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  Purchase Commitments

     See Note 2 for a description of commitments to purchase electric power.

  Leasing Arrangements

     The Company is obligated under long-term leases for the rental of real estate and office equipment. The Company conducts its main operations from facilities that are leased under a five-year non-cancelable operating lease expiring on April 24, 2004. The Company also leases four other locations for its sales staff. The leases for certain locations contain escalation clauses relating to increases to real property taxes and maintenance costs.

     The following is a schedule of the future minimum rental payments required under the above operating leases as of July 31, 2001:

              YEAR ENDING JULY 31,
              --------------------
     2002........................................  $  841,087
     2003........................................     652,949
     2004........................................     371,835
     2005........................................      27,588
                                                   ----------
                                                   $1,893,459
                                                   ==========

     Rent expense for operating leases amounted to $367,300, $786,300 and $697,498 in 1999, 2000 and 2001, respectively.

  Employment contracts

     The Company has entered into employment contracts with four of its executives which provide for aggregate base salaries as follows during the term of the contracts:

              YEAR ENDING JULY 31,
              --------------------
     2002........................................  $1,017,916
     2003........................................   1,172,917
     2004........................................   1,346,250
     2005........................................     627,083

     Two of the contracts provide that in the event of a change in control as defined in the contracts, the executive is to receive an amount equal to eight times the annual base salary plus the amount of income taxes payable under Internal Revenue Service (IRS) Code sec.280G whereas the other two contracts provide that, in

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

the event of a change in control as defined in the contracts, the executive is to receive an amount equal to four times the annual base salary plus the amount of income taxes payable under IRS Code sec.280G.

     Three of the agreements provide that if the executive's employment is terminated for other than death, disability, material breach of agreement or voluntary termination, the executive will be entitled to receive one and one-half times his then current base salary. The other agreement provides that the Company may only terminate the executive's employment for death, disability or cause. In the event of death or disability, the executive is entitled to receive his then current base salary and bonus for a period of one year or until the expiration of the term of the agreement, whichever comes first.

CONTINGENCIES

  California Department of Corporations Investigation

     The California Department of Corporations ("DOC") initiated an investigation of the Company in 1999 regarding the manner and extent of the offers and sales of the Company's stock and whether or not said offers and sales conformed to the requirements of the California Securities laws or allowable exemptions to registration, and whether the Company's employees involved in such sales should have been licensed. Shortly after the initial inquiry, there was a change in management of the Company and all of such sales activities ceased, and the employment of all employees involved in such sales activities was terminated. The Company had entered into negotiations with the DOC to resolve this investigation and reached mutually agreeable terms of settlement, which include a payment of $150,000 by the Company to the DOC, which the Company accrued as of July 31, 2000, and an agreement to cooperate with the DOC in any further investigations which may arise related to these matters. In February 2001, upon the payment of $150,000 by the Company to the DOC, this investigation was closed.

  California Public Utilities Commission Investigation

     In 1999, the Consumer Services Division of the CPUC ordered an investigation relating to non-disclosure by the Company's former Chairman and Chief Executive Officer of cease and desist actions taken against him prior to his association with the Company and to a supplemental billing by the Company covering a six-month period during which the Company had under-billed its customers. The Company negotiated a settlement of all issues with the CPUC and both parties signed a settlement agreement on January 7, 2000. The terms included a payment of $100,000 by the Company to the CPUC and reimbursement by the Company of the amount of the supplemental billing to its customers through refunding amounts previously paid or issuing credits for unpaid amounts, and that the Company's Chief Executive Officer from July 1, 1997 through December 31, 1998 would not have any responsibility for the business practices, management or operation of the Company in California for a period of at least two years after the effective date of the settlement agreement. The Company accrued for the financial impact of the January 7, 2000 settlement agreement during the year ended July 31, 2000. In July 2001, the CPUC investigation was ordered settled by the CPUC. The settlement provided for among other things, the Company to pay a fine of $219,500 and audit costs of $37,000 plus reimbursement of the supplemental billings to its customers (which reimbursement had taken place in prior periods).

  Litigation with Company's Founder

     The Company's corporate records state 8,000,000 shares of the Company's common stock were issued to its founder on August 15, 1997 in exchange for $140,000 in the form of cash payments totaling $90,000 and personal property having a value of $50,000; however, the Company was unable to verify that all of this consideration was actually paid to the Company. Accordingly, on February 23, 2001, the Company's Board of Directors instructed the Company's management to reflect on the corporate stock records that only a portion of the shares issued the founder be recognized as validly issued.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

     Previously, at the time the Company entered into the severance agreement with the founder as more fully described in Note 5, the founder and the Company entered into an Accommodation Agreement pursuant to which 1,200,000 of the founders' common shares were placed into an escrow account for a period of three years from which the Company could use shares to settle claims of former employees of the Company. At the end of the three year period, any shares remaining in the escrow account were to be released to the founder.

     Subsequent to the actions described above, claims and counterclaims were filed by the Company and the founder. On August 10, 2001, a settlement was reached with the founder which was approved by the court having jurisdiction over the case on August 15, 2001. The material terms of the settlement provided that the Company pay the founder $4,790,000 in damages and an additional $2,400,000 to purchase 1,175,160 shares of the Company's common stock claimed to be held by the founder. The settlement agreement also provided that the remaining 4,720,000 shares of the Company's common stock claimed to be held by the founder were void. Founder also agreed to release his claims to the shares of the Company's common stock held in the escrow account pursuant to the Accommodation Agreement and to the Company's obligation to him under the severance agreement described in Note 5. The founder also agreed that he would have no future ownership in the Company. The loss on the settlement of $4,790,000, which is net of the previously accrued severance payable to the founder of $927,554, was recorded as of July 31, 2001 and is included in general and administrative expenses for the year then ended.

  Litigation

     From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company's consolidated financial condition or its consolidated results of operations.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                --------------------------------------------------
                                                OCTOBER 31    JANUARY 31    APRIL 30      JULY 31
                                                ----------    ----------    ---------    ---------
                                                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
Year ended July 31, 2000:
Net revenue...................................  $20,169.4     $18,670.8     $17,950.0    $42,834.1
Gross margin..................................    2,796.8       1,040.0       2,389.6      6,666.0
Net income (loss).............................   (2,137.8)     (3,548.7)     (3,305.1)       345.5

Net income (loss) per common share
  (restated)(A):
  Basic and diluted...........................       (.08)         (.12)         (.11)         .01

Net income (loss) per common share
  (as originally reported)(A):
  Basic and diluted...........................       (.07)         (.10)         (.10)         .01

Year ended July 31, 2001:
Net revenue...................................  $43,106.0     $52,659.0     $48,272.6    $39,226.1
Gross margin..................................   18,833.0      41,153.9      28,431.2     18,230.0
Net income....................................   11,759.2      27,865.2      14,509.6      6,395.5

Net income per common share (restated)(A):
  Basic.......................................        .40           .95           .49          .22
  Diluted.....................................        .34           .81           .43          .19
Net income per common share
  (as originally reported)(A):
  Basic.......................................        .35           .86           .51
  Diluted.....................................        .30           .75           .44

---------------

(A) See Note 1, "Adjustment of Number of Outstanding Shares and Restatement of Per Share Information" for a description of the basis of the restatement of the per share information for the quarters ended October 31, 1999 and 2000, January 31, 2000 and 2001, and April 30, 2000 and 2001.

                                  SCHEDULE II

                        COMMONWEALTH ENERGY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  COLUMN A      COLUMN B      COLUMN C      COLUMN D
                                                 ----------   ------------   ----------   -------------
                                                               CHARGED TO
                                                               COSTS AND
                                                                EXPENSES
                                                 BEGINNING      OR SALES                   BALANCE AT
                                                 OF PERIOD     ALLOWANCES    DEDUCTIONS   END OF PERIOD
                                                 ----------   ------------   ----------   -------------
Year ended July 31, 2001:
  Allowance for Bad Debts......................  $1,458,984    $4,666,126    $2,178,722    $3,946,388

Year ended July 31, 2000:
  Allowance for Bad Debts......................     612,909       846,075            --     1,458,984

Year ended July 31, 1999:
  Allowance for Bad Debts......................          --       612,909            --       612,909

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          TITLE OF EXHIBIT
-------                         ----------------
 3.1      Articles of Incorporation of Commonwealth Energy Corporation
          dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997*
 3.2      Certificate of Amendment of Articles of Incorporation of
          Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999*
 3.3      Bylaws of Commonwealth Energy Corporation, as amended*
10.1      Power Purchase Agreement dated July 27, 1999, between
          Commonwealth Energy Corporation and Calpine Power Services
          Company*
10.2      First Amendment to Power Purchase Agreement dated as of July
          29, 1999*
10.3      Second Amendment to Power Purchase Agreement dated as of May
          28, 1999, between Commonwealth Energy Corporation and
          Calpine Power Services Company*
10.4      Loan and Security Agreement dated June 28, 2000 between
          Commonwealth Energy Corporation, electricAmerica, Inc. and
          electric.com, Inc. and Coast Business Credit*
10.5      Warrant dated June 28, 2000, issued by Commonwealth Energy
          Corporation in favor of Coast Business Credit.*
10.6      Limited Liability Company Agreement of Summit Energy
          Ventures, LLC, as amended by the First Amendment to the
          Limited Liability Company Agreement of Summit Energy
          Ventures, LLC, dated August 2001*
10.7      PECO Energy Company Confirmation Agreement dated January 30,
          2001.*
10.8      Exelon Generation Company, LLC Confirmation Agreement dated
          May 13, 2001*
10.9      Standard Office Lease -- Gross dated July 1, 1997, for
          property located at 15941 Redhill Avenue, Suite 200, Tustin,
          California, together with Rules and Regulations and Work
          Letter attached thereto *
10.10     Standard Sublease dated November 12, 1998, between Kurt
          Busch and Commonwealth Energy Corporation, for property
          located at 15991 Redhill Avenue, Suite 200, Tustin,
          California.*
10.11     Severance Agreement dated June 1, 2000, among Commonwealth
          Energy Corporation, electricAmerica, Inc. and Frederick M.
          Bloom*
10.12     Employment Agreement dated January 1, 2000, between
          Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November
          1, 2000*
10.13     Employment Agreement dated November 1, 2000, between
          Commonwealth Energy Corporation and Richard Paulsen*
10.14     Employment Agreement dated November 1, 2000, between
          Commonwealth Energy Corporation and James Oliver*
10.15     Employment Agreement dated November 1, 2000, between
          Commonwealth Energy Corporation and John Barthrop *
10.16     Commonwealth Energy Corporation 1999 Equity Incentive Plan
          for Employees*
21.1      Subsidiaries of the Registrant*

---------------
* Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation's Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).