Form 10-Q
period 2001-10-31
COMMONWEALTH ENERGY CORP
filed 2001-12-17
CIK 1156443

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO __________

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ( ) NO ( X )

    AS OF OCTOBER 31, 2001, 27,311,703 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING. THERE WAS NO MARKET FOR THE REGISTRANTS SHARES AT SUCH DATE.

                                  COMMON STOCK
                                (TITLE OF CLASS)

================================================================================

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                             PAGE
                                                                                                          ----
Item 1.      Financial Statements:
             Condensed consolidated  balance sheets--October 31, 2001 (unaudited) and July 31, 2001.....    3
             Condensed consolidated statements of operations--Three months ended October 31, 2000 and
               2001 (unaudited).........................................................................    4
             Condensed consolidated statements of cash flows--Three months ended October 31, 2000 and
               2001 (unaudited).........................................................................    5
             Notes to condensed consolidated financial statements--October 31, 2001 (unaudited).........    6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations......   14
Item 3.      Quantitative and Qualitative Disclosure about Market Risk.................................... 16

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings..........................................................................   17
Item 2.      Changes In Securities and Use of Proceeds..................................................   18
Item 3.      Defaults upon Senior Securities............................................................   18
Item 4.      Submission of Matters to a Vote of Security Holders........................................   18
Item 5.      Other Information..........................................................................   18
Item 6.      Exhibits and Reports on Form 8-K...........................................................   19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         COMMONWEALTH ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                   -----------------------------------
                                                                                   JULY 31, 2001      OCTOBER 31, 2001
                                                                                   -------------      ----------------
                                                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents .................................................      $  41,114,046       $  34,385,629
  Accounts receivable:
     Billed .................................................................         16,818,659          16,129,080
     Unbilled ...............................................................          3,338,172           3,035,103
     Green power credits ....................................................          1,176,611           1,078,360
                                                                                   -------------       -------------
                                                                                      21,333,442          20,242,543
     Less allowance for doubtful accounts ...................................         (3,946,388)         (4,178,680)
                                                                                   -------------       -------------
  Net accounts receivable ...................................................         17,387,054          16,063,863
  Prepaid income taxes ......................................................          2,109,997           2,138,428
  Deferred tax asset ........................................................          6,607,711           2,800,443
  Prepaid expenses and other assets .........................................          3,943,625           2,271,340
                                                                                   -------------       -------------
          Total current assets ..............................................         71,162,433          57,659,703
Property and equipment, net .................................................          3,606,078           3,693,554
Restricted cash .............................................................         28,242,911          26,294,575
Other assets:
  Intangible assets .........................................................            945,000             931,875
  Investment in Envenergy, Inc., at cost ....................................                 --           2,000,000
  Deposits and notes receivable .............................................            388,466             483,465
  Deferred tax asset ........................................................          2,671,058           7,005,316
                                                                                   -------------       -------------
          Total other assets ................................................          4,004,524          10,420,656
                                                                                   -------------       -------------
          Total assets ......................................................      $ 107,015,946       $  98,068,488
                                                                                   =============       =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................      $   9,404,851       $   9,116,188
  Notes payable under line of credit ........................................          3,888,072           3,602,171
  Other current liabilities .................................................          7,685,954           2,413,983
                                                                                   -------------       -------------
          Total current liabilities .........................................         20,978,877          15,132,342
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock -- 10,000,000 shares
     authorized with no par value; 862,500 and 812,500  shares issued and
     outstanding at July 31, 2001 and October 31, 2001, respectively ........            842,112             826,392
  Common stock -- 50,000,000 shares authorized with no par
     value; 29,360,363 and 27,311,703 shares issued and
     outstanding at July 31, 2001 and October 31, 2001, respectively ........         60,304,847          57,904,896
  Retained earnings .........................................................         24,890,110          24,204,858
                                                                                   -------------       -------------
          Total shareholders' equity ........................................         86,037,069          82,936,146
                                                                                   -------------       -------------
          Total liabilities and shareholders' equity ........................      $ 107,015,946       $  98,068,488
                                                                                   =============       =============


                             See accompanying notes.

                         COMMONWEALTH ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED OCTOBER 31,
                                                          -------------------------------
                                                              2000               2001
                                                          ------------       ------------
Net energy sales ...................................      $ 41,500,844       $ 26,946,459
Green power credits ................................         1,605,183          1,214,336
                                                          ------------       ------------
Net revenue ........................................        43,106,027         28,160,795
Direct energy costs ................................        24,273,025         24,802,027
                                                          ------------       ------------
Gross margin .......................................        18,833,002          3,358,768
Selling and marketing expenses .....................           965,085            875,068
General and administrative expenses ................         3,190,498          4,079,825
                                                          ------------       ------------
Income (loss) from operations ......................        14,677,419         (1,596,125)
Interest income ....................................           236,400            477,675
Interest expense ...................................          (217,376)          (103,569)
                                                          ------------       ------------
Income (loss) before provision for income taxes ....        14,696,443         (1,222,019)
Provision (benefit) for income taxes ...............         2,937,289           (555,421)
                                                          ------------       ------------
Net income (loss) ..................................      $ 11,759,154       $   (666,598)
                                                          ============       ============

Net income (loss) per common share:
   Basic ...........................................      $       0.40       $       (.02)
                                                          ============       ============
   Diluted .........................................      $       0.34       $       (.02)
                                                          ============       ============


                             See accompanying notes.

                         COMMONWEALTH ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED OCTOBER 31,
                                                                            -------------------------------
                                                                                2000               2001
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................      $ 11,759,154           (666,598)
Adjustments to reconcile net income (loss) to net cash  provided by (used in) operating activities:
  Depreciation .......................................................           252,400            283,890
  Amortization .......................................................            13,125             13,125
  Provision for doubtful accounts ....................................           322,663            232,292
  Tax benefit arising from exercise of stock options .................          (271,633)                --
  Deferred income taxes ..............................................                --           (526,990)
  Changes in operating assets and liabilities:
     Billed accounts receivable ......................................         7,039,276            689,580
     Unbilled accounts receivable ....................................         2,040,301            303,069
     Green power credits receivable ..................................         1,131,063             98,251
     Inventory, prepaid expenses and other assets ....................           145,508          1,548,854
     Accounts payable ................................................        (6,643,085)          (288,662)
     Income taxes payable ............................................         2,937,290                 --
     Accrued expenses ................................................           (48,800)        (5,271,973)
                                                                            ------------       ------------
Net cash provided by (used in) operating activities ..................        18,677,262         (3,585,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ..................................          (304,452)          (371,366)
                                                                            ------------       ------------
Net cash used in investing activities ................................          (304,452)          (371,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under (repayments of) line of credit ......................            32,863           (285,901)
Increase in restricted cash ..........................................          (152,294)           (51,664)
Cumulative preferred dividends .......................................                --             (9,375)
Repurchase of preferred stock ........................................                --            (25,000)
Repurchase of common stock ...........................................                --         (2,400,000)
Proceeds from exercise of stock options ..............................                --                 50
                                                                            ------------       ------------
Net cash used in financing activities ................................          (119,431)        (2,771,890)
                                                                            ------------       ------------
Increase (decrease) in cash and cash equivalents .....................        18,253,379         (6,728,418)
Cash and cash equivalents at beginning of period .....................         4,213,168         41,114,046
                                                                            ------------       ------------
Cash and cash equivalents at end of period ...........................      $ 22,466,547       $ 34,385,628
                                                                            ============       ============

Supplemental disclosure of cash flow information:
CASH PAID FOR:
Interest expense .....................................................      $    217,376       $    103,569
                                                                            ============       ============
Income taxes .........................................................      $  2,937,289       $         --
                                                                            ============       ============


                             See accompanying notes.

                         COMMONWEALTH ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

   Commonwealth Energy Corporation (the "Company") was incorporated on August 15, 1997. The Company's primary business has been the sale of electric power to retail customers in California and, beginning January 2000, in Pennsylvania and beginning in August 2000, the sale of electric power to wholesale customers in California and Pennsylvania. The Company is licensed by the Federal Energy Regulatory Commission (FERC) as a power marketer, by California as an Electric Service Provider and by Pennsylvania as an Electric Generation Supplier. The Company plans to enter new deregulated electric power markets in the future.

   The electric power sold by the Company to its retail customers is delivered to the Company's customers by Utility Distribution Companies (UDCs) in California and an Electric Distribution Company (EDC) in Pennsylvania, which measure electric power usage by the Company's customers and bill the customers on behalf of the Company. There are three UDCs in California and one EDC in Pennsylvania which conduct these activities on behalf of the Company.

   The Company's operations have been in one reportable segment, the domestic electricity distribution industry.

Basis of Presentation

   The condensed consolidated interim financial statements of the Company include the accounts of the Company's wholly-owned subsidiaries and Summit Energy Ventures, LLC (Summit). All intercompany transactions have been eliminated in consolidation.

   The condensed consolidated interim financial statements as of October 31, 2001 and for the three month period ended October 31, 2000 and 2001 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three month period ended October 31, 2001 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended July 31, 2001.

Adjustment of Number of Outstanding Common Shares and Restatement of Per Share Information

   The Company disputed whether certain shares of its common stock issued to its founder were validly issued. Litigation ensued between the Company its founder regarding this and other matters. A settlement of this litigation was approved by the court having jurisdiction over the case on August 15, 2001 and stipulated that 4,720,000 of the founder's disputed common shares were void. The Company's legal counsel has advised that such shares should be considered void ab initio, or having never been issued. Accordingly. the Company has restated its prior years' financial statements to reflect the terms of this settlement. The only change to the Company's results of operations is in certain previously reported net income per share information, including the results for the three months ended October 31, 2000 which have been restated as follows:


                                Basic     Diluted
                                -----     -------
    As restated                 $0.40      $0.34
    As originally reported      $0.35      $0.30

Estimates and Assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company's consolidated financial statements relate to the allowance for doubtful accounts, unbilled receivables, legal claims and the useful lives of equipment. Actual results could differ from those estimates.

Revenue and Cost Recognition

   Net revenue from sales of electric power is recognized as the power is delivered to the Company's customers. Net revenue represents proceeds from energy sales. Direct energy costs include electric power purchased, independent system operator fees and scheduling coordination fees. Selling and marketing expenses include salaries of sales and marketing personnel and promotional and advertising costs. General and administrative expenses include salaries for corporate support personnel, rent expenses, insurance expenses, bad debt expenses, depreciation expenses and other costs of the corporate office.

   The Company's net revenue is derived from sales to the following class of customers:

                                               THREE MONTHS ENDED OCTOBER 31,
                                               ------------------------------
                                                  2000               2001
                                               -----------        -----------
    Retail and commercial end users .....      $31,416,756        $19,864,740
    Wholesale ...........................       11,689,271          8,296,055
                                               -----------        -----------
                                               $43,106,027        $28,160,795
                                               ===========        ===========

Unbilled Receivables

   The Company's customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales in California through January 19, 2001 were estimated by the Company as the number of kilowatt hours delivered times 95% of the California Power Exchange ("PX") cost as published by Southern California Edison for residential customers. On January 20, 2001, the PX ceased operations and the Company replaced the PX cost amount with the individual Utility Purchased Energy cost as published by each individual utility.

Stock-Based Compensation

   As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company accounts for stock options granted to its employees and outside directors using the intrinsic value method. Most of the Company's stock option grants were granted with exercise prices below the fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes. In addition, since most stock option grants were vested at their dates of grant, the difference between the exercise prices and such estimated fair values was expensed as stock-based compensation charges as of the date of grant.

Concentration of Credit Risk

   The Company's concentration of credit risk with respect to accounts receivable is limited due to the large number of customers who are spread primarily throughout California. In addition, the Company maintains allowances for potential credit losses.

   As of October 31, 2001, 53.5% of the Company's billed and unbilled receivables are due from a large number of retail and commercial end users in California and Pennsylvania who are billed by an make remittances to the UDC's or the EDC that deliver their electricity which, in turn, forward such remittances to the Company. One of the UDC's, Pacific Gas and Electric (PG&E), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E's bankruptcy proceedings to recover these amounts which approximated $1,100,000 at October 31, 2001. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC's.

   The remainder of the Company's billed and unbilled accounts receivable are due primarily from wholesale customers including $4,310,630 due form Automated Power Exchange (APX). This amount includes $2,226,630 in ISO credit holdbacks relating to November 2000 and January 2001 activity. APX has informed the Company that the holdbacks were made, in part, because certain organizations, including PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to APX. The Company has provided an allowance of $1,471,142 for doubtful accounts related to the APX holdbacks.

   During the three months ended October 31, 2001, sales to PJM Interconnection in Pennsylvania represented approximately 19% of the Company's total net revenue. Payment terms of these energy sales are net 15 days of the invoice date. During the three months ended October 31, 2001, no other customer represented over 10% of the Company's net revenue. During the three months ended October 31, 2000, no customer accounted for more than 10% of the Company's net revenue.

2. MARKET AND REGULATORY RISKS

California Deregulated Electric Power Markets

   California has been experiencing extreme fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission ("CPUC"), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending "direct access" pursuant to legislation by the California state legislature requiring the CPUC to suspend "direct access" in California. The suspension of "direct access" means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. The Company is actively seeking relief from this ruling.

   In addition to regulatory and legislative risks, one of the UDC's in California, PG&E, with which the Company interacts to conduct its business has filed for bankruptcy protection. Other utilities in California also could seek protection of bankruptcy in the future.

Commitments to Purchase Electric Power

   For the California market, the Company has entered into a contract, which expires on June 30, 2002, to acquire 2,400 MWH of electric power per day through December 31, 2000 and 3,000 MWH per day for the remainder of the contract. The Company is obligated to minimum electric purchases of $32.3 million during the year ending July 31, 2002, under this commitment. The electric power acquired under this contract qualifies for the California "Green Power Credit" upon its resale to certain classes of customers.

   For the Pennsylvania market, the Company has entered into various contractual arrangements for the purchase of electric power through May 2004. The Company is obligated to minimum electric power purchases of $37.9 million during the year ending July 31, 2002 and $51.9 million thereafter under these contracts.

   Since the price at which the Company can purchase this electric power is fixed during the terms of the contracts, if the price at which the Company can resell this electric power falls below the contract purchase price plus distribution and scheduling costs, the Company would incur operating losses during such periods.

Pennsylvania Operations

   In accordance with its standard customer contract in Pennsylvania, the Company may only charge certain maximum rates for its sales of electric power which, at times, could be less than the Company's costs of acquiring, distributing and scheduling such electric power. Energy capacity charges for servicing electric power in Pennsylvania market varies significantly form month to month and can effect gross profit margins.

California Green Power Credits

   The state of California enacted the Public Purpose Program which established a $540 million fund to provide overall incentives to suppliers of "green" power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per KWH which effective July 31, 2000, has been at a rate
1.0 cent per KWH. The Company received Green Power Credits of

$1,605,184 for the three months ended October 31, 2000 and $1,214,336 for the three months ended October 31, 2001, which are included in the Company's net revenue. The benefit of these credits has been passed through to the Company's customers. The Public Purpose Program provides that this subsidy is available to suppliers of "green power" through March 31, 2002 and the Company does not know if the subsidy will be continued thereafter.

3. PER SHARE INFORMATION

   The amount of net income (loss) used in the calculations of basic and diluted net income (loss) per common share includes cumulative preferred dividend requirements of $21,237 and $18,654 for the three months ended October 31, 2000 and 2001, respectively.

   Basic and diluted net income (loss) per common share is computed as follows:

                                                              THREE MONTHS ENDED OCTOBER 31,
                                                             -------------------------------
                                                                 2000               2001
                                                             ------------       ------------
NUMERATOR:
Net income (loss) .....................................      $ 11,759,154       $   (666,598)
Preferred stock dividend ..............................           (21,237)           (18,654)
                                                             ------------       ------------
Income (loss) applicable to common stock -- Basic .....        11,737,917           (685,252)
Assumed conversion of preferred stock .................            21,237                 --
                                                             ------------       ------------
Net income (loss) -- Dilutive .........................      $ 11,759,154       $   (685,252)
                                                             ============       ============
DENOMINATOR:
Average outstanding shares -- Basic ...................        29,352,914         27,836,368
Dilutive shares:
  Exercise of stock options ...........................         4,364,685                 --
  Conversion of preferred stock into common stock .....           939,000                 --
                                                             ------------       ------------
Average outstanding shares -- Dilutive ................        34,656,599         27,836,368
                                                             ============       ============

   For the three months ended October 31, 2001, the effects of the exercise of all stock options and warrants and the assumed conversion of preferred stock into common stock are anti-dilutive and have been excluded from the calculation of dilutive earnings per share information. For the three months ended October 31, 2000, the effects of stock options with exercise prices in excess of the estimated fair value of the Company's common stock and of the exercise of warrants have been excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

4. INVESTMENT IN SUMMIT ENERGY VENTURES, LLC

   In July 2001, the Company invested $15,000,000 in Summit and, if Summit invests 75% of the initial $15,000,000 investment by the Company, is committed to invest up to an additional $10,000,000 in Summit. Summit was formed in July 2001 for the purpose of investing in energy and energy-related companies. Summit is to exist through June 29, 2006, which date may be extended for up to two additional one year periods by mutual agreement of the parties. Summit's Investment Committee, which is comprised of three members appointed by the Company's management, must approve of any investments to be made by Summit. Accordingly, because of this control over Summit's investments, Summit financial statements are included in the Company's consolidated financial statements.

   As of October 31, 2001, the Company's interest in Summit is a 100% preferred membership interest and, after the Company receives its original capital and a 10% preferred return, profits of Summit are to be allocated 50% to the Company and 50% to its partner, Northwest Power Management (Northwest); net losses are allocated per capital contribution. Northwest receives no return until after the Company receives return of its investment and 10% preferred annual return on its investment. The Company shall have the option to purchase any of Summit's investments on such terms and conditions that are established between the Company and Northwest.

   Condensed balance sheet information for Summit at October 31, 2001, which is included in the Company's consolidated financial statements, is as follows:

         Assets:

             Cash and cash equivalents .............................................      $ 12,654,970
             Prepaid management fees ...............................................           340,582
             Investment in Evenergy, Inc., at cost .................................         2,000,000
                                                                                          ------------
                                                                                          $ 14,995,552
                                                                                          ============

         Members equity ............................................................      $ 14,995,522
                                                                                          ============

   The effect of Summit's results of operations during the three months ended October 31, 2001 on the Company's consolidated results of operations was insignificant.

   In October 2001, Summit Energy invested $2,000,000 in Envenergy, Inc. representing a 9% ownership in the company which will be accounted for as an available for sale equity investment.

5. OTHER CURRENT LIABILITIES

   Other current liabilities is comprised of the following at October 31, 2001:

         Payroll and related .......................................................      $    639,650
         Legal accruals ............................................................         1,188,584
         Other .....................................................................           585,749
                                                                                          ------------
                                                                                          $  2,413,983
                                                                                          ============

6. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net is comprised of the following at October 31, 2001:

        Office furniture and equipment .............................................      $  1,249,536
        Information technology equipment and systems ...............................         4,438,088
        Leasehold improvements .....................................................           125,438
                                                                                          ------------
                                                                                             5,813,062
        Less accumulated depreciation and amortization .............................        (2,119,508)
                                                                                          ------------
                                                                                          $  3,693,554
                                                                                          ============

7. RESTRICTED CASH AND INTANGIBLE ASSETS

Restricted Cash

   Restricted cash consists of the following:

        Short-term investments pledged as collateral for letters of credit in
        connection with agreements for the purchase of electric power ..............      $ 13,639,605
        Cash and cash equivalents of Summit ........................................        12,654,970
                                                                                          ------------
                                                                                          $ 26,294,575
                                                                                          ============

   The Company is required to pledge an amount equivalent to 45 days of energy purchases under the contracts for the purchase of electric power. The funds in Summit are committed to the purpose of investing in energy and energy related companies.


Intangible Assets

   The Company's intangible assets represent the net unamortized costs of purchasing, in July 1999, the 1-800-Electric telephone number and the rights to eight internet domain names. The initial cost of these intangible assets was $1,050,000. Amortization expense for these intangible assets was $13,125 for the three months ended October 31, 2000 and 2001.

8. LINE OF CREDIT

   On June 29, 2000, the Company entered into a three-year, $15 million line of credit. Borrowings under the line of credit, which amounted to $3,602,171 at October 31, 2001, are collateralized by accounts receivable, inventory and other assets. In connection with obtaining the line of credit, the Company agreed to pay a closing fee of $300,000, one-half of which was paid at closing and the remainder to be paid incrementally at each annual renewal date. The Company also issued the lender a warrant expiring June 29, 2003 to purchase 100,000 shares of the Company's common stock at a price of $5.50 per share. Interest on borrowings is based on the lender's prime rate plus 1.75%. At October 31, 2001, the interest rate on borrowings under the line of credit was 9.0%. The credit line is subject to certain financial covenants in the event the Company's net worth falls below $10 million or the Company operates with a negative gross profit.

   On August 10, 2001, the Company restructured its line of credit to shorten the maturity date to June 29, 2002 and to reduce the amount of the line of credit to $10 million.

9. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

   The convertible preferred stock provides cumulative dividends which accrue at an annual rate of 10% and are payable at the discretion of the Company. Cumulative unpaid dividends were $96,893 as of October 31, 2001. Each convertible preferred share is convertible into one share of the Company's common stock at the shareholder's discretion and has full voting rights. In addition, preferred shareholders are entitled to preferential liquidation rights over common stock in the amount of $1.00 per share plus an amount equal to all declared but unpaid dividends.

Common Stock

   At October 31, 2001, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock .......         812,500
Reserved for exercise of common stock warrants ...............         100,000
Reserved for exercise of outstanding stock options ...........      10,280,192
                                                                    ----------
                                                                    11,192,692
                                                                    ==========

Founder's Shares

   The Company's corporate records state that the founder's shares of common stock were issued in exchange for the payment of $140,000 in the form of cash payments totaling $90,000 and personal property having a value of $50,000; however, the Company was not able to verify that all of this consideration was actually paid to the Company. Accordingly, the Company's Board of Directors, on February 23, 2001, instructed the Company's management to reflect on the corporate records that only a portion of the shares issued to the founder be recognized as validly issued.

   Subsequent to the actions described above, claims and counterclaims were filed by the Company and the founder. On August 10, 2001, a settlement was reached with the founder which was approved by the court having jurisdiction over the case on August 15, 2001. The material terms of the settlement provided that the Company pay the founder $4,790,000 in damages and an additional $2,400,000 to purchase 1,175,160 shares of the Company's common stock claimed to be held by the founder. The settlement agreement also provided that the remaining 4,720,000 shares of the Company's common stock claimed be held by the founder were void. Founder also agreed to release his claims to the shares of the Company's common stock held in the escrow account pursuant to the Accommodation Agreement and to the Company's obligation to him under the severance agreement. The founder also agreed that he would have no future ownership in the Company. The loss on the settlement of $4,790,000, which is net of the previously accrued severance payable to the founder of $927,554, was recorded as of July 31, 2001.

Stock Options

   The Company's Board of Directors has approved grants of options to acquire a total of 12,901,825 shares of the Company's common stock to the Company's employees, outside directors and service providers. As of October 31, 2001, 10,280,192 of these stock options were outstanding.

   Stock option activity for the three months ended October 31, 2001 is set forth below:

                                                      OPTIONS OUTSTANDING
                                       -------------------------------------------------
                                                           EXERCISE         WEIGHTED-
                                         NUMBER              PRICE           AVERAGE
                                        OF SHARES          PER SHARE      EXERCISE PRICE
                                       -----------       --------------   --------------
Balance at July 31, 2001 ........       10,283,192       $ .01 -- $3.75      $  1.792
Options granted .................            2,000       $        $3.75      $  2.725
Options exercised ...............           (5,000)      $          .01      $   .010
                                       -----------       --------------      --------
Balance at October 31, 2001 .....       10,280,192       $ .01 -- $3.75      $  1.793
                                       ===========       ==============      ========

Warrants

   As part of the $15 million credit line agreement dated June 29, 2000, the lender received warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $5.50 per share and expire upon the maturity of the loan agreement on June 29, 2003. The fair value of the warrants was nominal at their date of issuance.

10. INCOME TAXES

   For the three months ended October 31, 2001, the Company's provision for income taxes was comprised of the following:

                                         CURRENT      DEFERRED          TOTAL
                                         -------      ---------       ---------
Federal ...........................      $    --      $(555,421)      $(555,421)
State .............................           --             --              --
                                         -------      ---------       ---------
Total .............................      $    --      $(555,421)      $(555,421)
                                         =======      =========       =========

   The Company's net deferred tax asset as of October 31, 2001 was $9,691,585 and is net of a valuation allowance of $908,816. During the three months ended October 31, 2001, the valuation allowance was reduced by $112,181. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   The Company has available for federal and state income tax purposes a net operating loss carry forward of approximately $2,300,000, which will begin to expire in 2018 and 2006, respectively, if not sooner utilized.

   The Company has experienced an ownership change under federal and state income tax law. Accordingly, the amount of the Company's taxable income which may be offset by losses generated prior to the ownership change is limited.

11. COMMITMENTS AND CONTINGENCIES

Severance Agreement and Litigation with Company's Founder

   The Company's founder and former chairman and Chief Executive Officer had an employment agreement with a subsidiary of the Company. He was asked to resign and he subsequently resigned from his positions with the subsidiary in consideration of a severance agreement effective June 1, 2000. Said severance agreement expressly waives any claims by him for any bonuses otherwise referenced in his previous five-year employment agreement with the subsidiary of the Company. The severance agreement also provided for monthly payments to him for $21,261 through December 31, 2004. The present value of $927,254 of this obligation to the Company's former chairman and Chief Executive Officer, based upon a discount rate of 10%, was recorded as of June 1, 2000. In December 2000, the Company ceased making severance payments under this arrangement pending the outcome of litigation between the Company and its founder as more fully described in Note 9.

Litigation

   From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company's financial condition or its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Our primary business to date has been the sale of electric power to retail customers and commercial end-users in California and, beginning January 2000, in Pennsylvania and the sale of electric power to wholesale customers in California and Pennsylvania. We are licensed by the FERC as a power marketer and by the California, Pennsylvania, New Jersey, Texas and Ohio Public Utilities Commissions as an electric services or electric generation supplier. We plan to enter new deregulated electric power markets in the future. We are in the licensing process in Michigan.

   As of October 31, 2001, we delivered electricity to approximately 89,000 customers in California and Pennsylvania. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us.

   We do not have our own electricity generation facilities. The power we sell to our customers is purchased from generators. During fiscal 2000, in both California and Pennsylvania, we purchased electricity both under long-term contracts and in the spot market. By the end of fiscal 2001, substantially all of our electricity was purchased under long-term contracts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000

Net revenue

   Net revenue decreased by $14.9 million, or 34.6%, from $43.1 million for the three months ended October 31, 2000 to $28.2 million for the three months ended October 31, 2001. California electricity sales decreased by $21.9 million offset by increases in Pennsylvania electricity sales of $7.5 million. The decrease in green power credit revenue from $1.6 million for the three months ended October 31, 2000 to $1.2 million for the three months ended October 31, 2001 accounts for the remaining $.4 million decrease in net revenue. Our California wholesale electricity sales decreased $8.7 million and the remainder of the California decrease resulted from decreased electricity prices to retail and commercial end-users. The increase in Pennsylvania sales was attributable to increased sales prices to retail and commercial end-users and to increased wholesale electricity sales of $5.3 million. There were no wholesale electricity sales in Pennsylvania during the three months ended October 31, 2000. The decrease in green power credit revenue is due to fewer customers being eligible for large green power credits and more of the remaining eligible customers reaching their annual limits prior to the three months ended October 31, 2001 compared to the same period in the prior year. For the three months ended October 31, 2001, we sold 549,787,215 kwh of electricity at an average price of $.05 per kwh compared to 345,195,134 kwh sold at an average price of $.12 per kwh during the three months ended October 31, 2000. At October 31, 2001, we had 89,000 customers compared to 84,500 customers at October 31, 2000.

Direct energy costs

   Direct energy costs increased to $24.8 million for the three months ended October 31, 2001, an increase of $.5 million, or 2%, from $24.3 million for the three months ended October 31, 2000. California direct energy costs decreased from $19.9 million during the three months ended October 31, 2000 to $9.9 million for the three months ended October 31, 2001. Pennsylvania direct energy costs increased from $4.1 million for the three months ended October 31, 2000 to $14.8 million during the three months ended October 31, 2001. The decrease in California direct energy costs was the result of lower energy purchase price and scheduling costs. Our California average energy purchase price decreased from $.05 per kwh during the three months ending October 31, 2000 to $.03 per kwh for the three months ended October 31, 2001. California scheduling costs were reduced $5.4 million by using one scheduler during the three months ended October 31, 2001 compared to three schedulers during the three months ended October 31, 2000. Pennsylvania direct energy costs increased due to purchases of 285,325,000 kwh of electricity during the three months ended October 31, 2001 compared to purchases of 93,434,750 kwh during the three months ended October 31, 2000. Pennsylvania scheduling costs increased $2.6 million as a result of scheduling more kwh across the grid during the three months ended October 31, 2001 compared to the three months ended October 31, 2000. Direct energy costs, as a percent of net revenues, increased from 56.3% for the three months ended October 31, 2000 to 88.1% for the three months ended October 31, 2001. This increase was the result of decreased sales prices in the California wholesale market.

Selling and marketing expenses

   Selling and marketing expenses decreased $.1 million, or 9.3%, from $1.0 million for the three months ended October 31, 2000 to $.9 million for the three months ended October 31, 2001. The decrease is primarily a result of a decrease in call center activities as the Company reduced its activities for the solicitation of new customers and a closed retail store. Telemarketing payroll decreased by $.08 million and the store closure contributed a decrease of $.04 million.

General and administrative  expenses

   General and administrative expenses increased from $3.2 million for the three months ended October 31, 2000, an increase of $.9 million, or 27.9% to $4.1 million for the three months ended October 31, 2001. This is primarily the result of increased legal expenses of $.4 million, the continued development of our billing system of $.3 million, management fees for Summit Energy Ventures of $.1 million, and Pennsylvania gross receipt taxes of $.1 million. The increase in legal expenses is primarily related to litigation regarding prior management. Summit Energy management fees are related to the formation of the Summit Energy Venture subsidiary in July 2001. Pennsylvania gross receipts tax was not due or paid during the three months ended October 31, 2000.

Interest income

   Interest income increased to $477,675 for the three months ended October 31, 2001, an increase of $241,275 or 98.0%, from $236,400 for the three months ended October 31, 2000. The increase is attributable to the increase in cash flow available for investments provided from operations during fiscal 2001, partially offset by lower yields on short-term investments during the three months ended October 31, 2001.

Interest expense

   Interest expense decreased to $103,569 for the three months ended October 31, 2001, a decrease of $113,807 or 52.4%, from $217,376 for the three months ended October 31, 2000. The decrease is attributable to lower borrowings under our revolving line of credit and a decline in the average interest rate for the three months ended October 31, 2000.


Provision for income taxes

   There was a benefit for income taxes during the three months ended October 31, 2001 of $.5 million compared to a provision for income taxes of $2.9 million for the three months ended October 31, 2000. We reported a loss of $1.2 million before income taxes for the three months ended October 31, 2001 compared to income before income taxes of $14.7 million for the three months ended October 31, 2000.

Net income (loss)

   Net income (loss) decreased to a $.7 million loss for the three months ended October 31, 2001, a decrease of $12.5 million from the $11.8 million net income for the three months ended October 31, 2000. This decrease in net income is primarily attributable to a $15.4 million decrease in gross margin and an increase in general and administrative costs of $.9 million, offset in part by a decrease in the provision for income taxes of $3.5 million and increase in net interest income of $.4 million.

Liquidity and Capital Resources

   Through July 31, 2000, most of our capital was raised through a series of private placements for the sale of all classes of stock which provided an aggregate of $51.1 million of net proceeds, of which $41.3 million was used to support our operating activities which were unprofitable through July 31, 2000. We began profitable operations during the three months ended October 31, 2000.

   Cash flow used in operations for the three months ended October 31, 2001 was $3.6 million a decrease of $22.3 million compared with cash provided by operations for the three months ended October 31, 2000 of $18.7 million. Net loss for the three months ended October 31, 2001 of $.7 million, compared to a net profit of $11.8 million for the three months ended October 31, 2000, was the primary reason for this decrease which primarily resulted from California's lower wholesale prices. In addition, during the three months ended October 31, 2001, there was a decrease in energy receivables of $9.1 million also due to the lower wholesale prices in California. Investing activities for three months ended October 31, 2001 include only purchases of property and equipment of $.4 million, a increase of $.1 million compared to the three months ended October 31, 2000.

   Cash flow used in financing activities for the three months ended October 31, 2001 was $2.8 million, compared to cash used of $.1 million for the three months ended October 31, 2000. The increase of $2.7 million is due primarily to the $2.4 million repurchase of common stock during the three months ended October 31, 2001 and an decrease in borrowings under our line of credit of $.3 million

   The most significant trend that has contributed to the decrease in our liquidity and capital resources during the three months ended October 31, 2001 was the significant decrease in energy prices to consumers and in the wholesale energy markets in California. We believe that consumer energy prices have leveled off and will remain at their current level for the foreseeable future. The wholesale energy market has also stabilized after significant fluctuations during fiscal 2001. Based upon current market conditions, we believe we should be able to enter into new contracts to purchase electricity at approximately the currently contracted rate upon the expiration of our current contract in June 2002. Therefore, based on these factors, we believe that our liquidity and capital resources will not be adversely affected in the coming year.

   As a result of market conditions in California during fiscal 2001, the credit worthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. The resulting impact on the Company has been a holdback of $2,226,630 in amounts due to us from the Automated Power Exchange (APX) related to November 2000 and January 2001 activity. The APX has informed us that the holdbacks were made, in part because PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to the APX. We have established an allowance of $1,471,142 for doubtful accounts related to the APX holdbacks base upon our estimates of the amounts that will ultimately be collected from the APX. In addition, PG&E has withheld payments of approximately $1,100,000 from their remittances to us. Although we have filed a Proof of Claim in PG&E's bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings.

   On September 20, 2001, the CPUC issued a ruling suspending "direct access" pursuant to legislation by the California state legislature requiring the CPUC to suspend "direct access" in California. The suspension of "direct access" means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. In order to mitigate the risk of the state preventing the growth of our customer base, and to enhance our profitability we entered into long-term electric service agreements with several large commercial and industrial customers in California. The contracts were all completed prior to the September 20, 2001, CPUC ruling to suspend "direct access." Based on the historical consumption data of these commercial and industrial customers, we expect to add approximately 600,000 MWh's annually at an average rate of $89 per MWh. Delivery to these customers began in October 2001 and is it anticipated that all the customer meters will be on-line by January 2002. With the achievement of these agreements, we have increased the quantity of electricity delivered to customers by more than 100 percent in California. Revenues related to these contracts was not material for the three months ended October 31, 2001.

   As of October 31, 2001, $15 million in cash was invested in Summit Energy Ventures. Under certain circumstances, another $10 million in cash could be invested in Summit. If this additional amount of cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for other growth initiatives within the Company.

   We expect that our existing funds, our existing line of credit and our cash flow from operations will be sufficient to fund our operations and meet our capital requirements for the next 12 months.

Inflation.

   Inflation has not been a material factor in either revenue or operating expenses during our existence.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   We do not have or use any derivative instruments as of October 31, 2001 nor do we have any plans to enter into such derivative. We generally invest cash equivalents in high-quality credit instruments consisting primarily of high yielding money market funds, bankers acceptance notes and government agency securities with maturities of 90 days or less. We do not expect any material loss from our cash equivalents and therefore believe that our potential interest rate exposure is not material. We do not currently invoice customers in any currency other than the United States dollar. In addition, we do not currently incur significant expenses denominated in foreign currencies. Therefore, we believe that we are not currently subject to significant risk as a result of currency fluctuations.

    An electricity price change of $.01 per kWh, has an estimated annual impact on our net revenue of:

           California                                   $18.1 million
           Pennsylvania                                 $11.0 million

Forward-Looking Statements.

   This registration statement includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this documents are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the subsidiary companies, extension of Commonwealth's business model to new markets and industries, demand in the market for UtiliHost services, completion of acquisitions of certain assets, and growth or retail energy operations and demand for retail energy outsourcing and back office solutions. When used in this document, the words "anticipate," "believe," "estimate," "expects," "intend," "may," "project," "plan," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Although Commonwealth believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurances can be given that actual results will be consistent with these forward looking statements. In particular, the following items may affect our future:

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

   - We are completely dependant upon a limited number of third parties that we do not control to generate and supply to us electricity and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.

   - We are completely dependent upon a limited number of utilities that we do not control for the transmission and distribution of the electricity we sell to our customers and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.





                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

   On August 10, 2001, we settled the claims and related counterclaims filed in the litigation entitled Commonwealth Energy Corp., et al. v. Frederick M. Bloom, Orange County Superior Court case number 00CC15507. The material terms of the settlement provided that we pay Mr. Bloom $4,790,000 in damages, and an additional $2,400,000 to purchase 1,175,160 shares of our common stock claimed to be held by Mr. Bloom and his affiliates. The settlement agreement also provided that the remaining 4,720,000 shares of our common stock claimed to be held by Mr. Bloom and his affiliates were void. As a material part of the settlement, Mr. Bloom also confirmed that his record ownership of and voting rights to a separate 1,200,000 shares were forfeited and he agreed to release any claims under an Accommodation Agreement dated May 31,2000 and agreed that he would have no future ownership in

Commonwealth Energy Corporation. Finally, Mr. Bloom agreed not to compete with our business for two years in certain specified energy-related areas.

   Joseph P. Saline, a board member of our Board elected by the cumulative ballot vote of our former founder and Chief Executive Officer Frederick Bloom (see disclosure above), has filed two lawsuits. On August 16, 2001, Mr. Saline filed a civil suit against us seeking the production of certain corporate records. We have provided Mr. Saline with documents he requested under the protection of a court order which the Judge prohibits him from disclosing those documents to other persons outside our Board of Directors members. The Company has cooperated with Mr. Saline in his request for documents. On October 29, 2001, Mr. Saline filed a claim for certain preferred shareholder rights which differ from the rights set forth in the Certificate of Determination concerning preferred shares filed with the California State Department of Corporations. The Company has answered and filed a cross-action for declaratory relief. This litigation is ongoing.

   Thirteen former stock sales employees led by Mr. David James commenced a lawsuit against us on February 23, 2001 in Orange County Superior Court alleging that former management had agreed to issue deeply discounted stock options to them as additional compensation for stock sales but that we had not issued all of the stock options allegedly earned. We have reflected on our books the issuance of stock options covering 1,221,000 shares of Common Stock to these plaintiffs. The plaintiffs have not identified the basis for the number of respective shares under option they claim are owed to them and we, therefore, cannot estimate the impact on our capital structure should they succeed in their lawsuit. In our cross-complaint against these individuals, we have alleged that they committed breach of contract, unfair business practices, misappropriation of trade secrets, intentional interference with prospective economic advantage, unjust enrichment, slander, and fraud.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Our annual meeting of shareholders was held on November 27, 2001. Of the 27,311,703 shares of our common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of approximately 19,375,000 common shares, representing 71% of the total number of shares entitled to vote at the meeting. The percentage represents a quorum. The following three proposals were presented and voted on at the shareholders meeting:

        Proposal One: Amendment to our Bylaws to provide for a variable Board to be comprised of between five and nine members.

        Proposal Two: Appointment of Ernst & Young LLP as auditors.

        Proposal Three: Election of five directors.

   Two of the three ballot proposals are contested. The outcome of the aforementioned votes is under review and will not be available until late December 2001 or in January 2002.

ITEM 5. OTHER INFORMATION

   In order to mitigate the risk of the state preventing the growth of our customer base, and to enhance our profitability we entered into long-term electric service agreements with several large commercial and industrial customers in California. The contracts were all completed prior to the September 20, 2001, CPUC ruling to suspend "direct access" pursuant to legislation by the California state legislature. Based on the historical consumption data of these commercial and industrial customers, we expect to add approximately 600,000 MWh's annually at an average rate of $89 per MWh. Delivery to these customers began in October 2001 and is it anticipated that all the customer meters will be on-line by January 2002. With the achievement of these agreements, we have increased the quantity of electricity delivered to customers by more than 100 percent in California. Revenues related to these contracts was not material for the three months ended October 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) The following exhibits are attached hereto or incorporated by reference, as required by Item 601 of Regulation S-K:

   EXHIBIT
   NUMBER                               TITLE OF EXHIBIT
   -------                              ----------------
     3.1          Articles of Incorporation of Commonwealth Energy Corporation
                  dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997 (1)

     3.2          Certificate of Amendment of Articles of Incorporation of
                  Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999 (1)

     3.3          Bylaws of Commonwealth Energy Corporation, as amended (1)

     3.4          Certificate of Determination of Commonwealth Energy
                  Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998

    10.1          Power Purchase Agreement dated April 27, 1999, between
                  Commonwealth Energy Corporation and Calpine Power Services
                  Company (1)

    10.2          First Amendment to Power Purchase Agreement dated as of April
                  29, 1999 (1)

    10.3          Second Amendment to Power Purchase Agreement dated as of May
                  28, 1999, between Commonwealth Energy Corporation and Calpine
                  Power Services Company (1)

    10.4          Loan and Security Agreement dated June 28, 2000 between
                  Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit (1)

    10.5          Warrant dated June 28, 2000, issued by Commonwealth Energy
                  Corporation in favor of Coast Business Credit (1)

    10.6          Limited Liability Company Agreement of Summit Energy Ventures,
                  LLC, as amended by the First Amendment to the Limited
                  Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001 (1)

    10.7          PECO Energy Company Confirmation Agreement dated January 30,
                  2001 (1)

    10.8          Exelon Generation Company, LLC Confirmation Agreement dated
                  May 13, 2001 (1)

    10.9 Standard Office Lease -- Gross dated April 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin,
                  California, together with Rules and Regulations and Work
                  Letter attached thereto (1)

    10.10 Standard Sublease dated November 12, 1998, between Kurt Busch and Commonwealth Energy Corporation, for property located at 15991 Redhill Avenue, Suite 200, Tustin, California (1)

    10.11         Severance Agreement dated June 1, 2000, among Commonwealth
                  Energy Corporation, electricAmerica, Inc. and Frederick M.
                  Bloom (1)

    10.12         Employment Agreement dated January 1, 2000, between
                  Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000 (1)

    10.13         Employment Agreement dated November 1, 2000, between
                  Commonwealth Energy Corporation and Richard Paulsen (1)

    10.14         Employment Agreement dated November 1, 2000, between
                  Commonwealth Energy Corporation and James Oliver (1)

    10.15         Employment Agreement dated November 1, 2000, between
                  Commonwealth Energy Corporation and John

   EXHIBIT
   NUMBER                               TITLE OF EXHIBIT
   -------                              ----------------
                  Barthrop (1)

    10.16         Commonwealth Energy Corporation 1999 Equity Incentive Plan for
                  Employees (1)

    10.17         Amendment Number 6 to lease by and between Warner/Redhill
                  Associates and Frederick Michael Bloom (1)

    10.18         Commonwealth vs. Bloom Settlement Agreement Terms, dated
                  August 10, 2001

    (1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10, File No. 0-33069


(b) Reports on Form 8-K.

    None

                                   SIGNATURES

   All Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Commonwealth Energy Corporation


   Date: December 14, 2001              By:    /s/   Ian B. Carter
                                               ---------------------------------
                                        Title: Chief Executive Officer


   Date: December 14, 2001              By:    /s/   Scott A. Petterson
                                               ---------------------------------
                                        Title: Chief Accounting Officer and
                                               Corporate Controller

                                 EXHIBIT INDEX


   EXHIBIT
   NUMBER                               TITLE OF EXHIBIT
   -------                              ----------------
     3.1          Articles of Incorporation of Commonwealth Energy Corporation
                  dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997 (1)

     3.2          Certificate of Amendment of Articles of Incorporation of
                  Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999 (1)

     3.3          Bylaws of Commonwealth Energy Corporation, as amended (1)

     3.4          Certificate of Determination of Commonwealth Energy
                  Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998

    10.1          Power Purchase Agreement dated April 27, 1999, between
                  Commonwealth Energy Corporation and Calpine Power Services
                  Company (1)

    10.2          First Amendment to Power Purchase Agreement dated as of April
                  29, 1999 (1)

    10.3          Second Amendment to Power Purchase Agreement dated as of May
                  28, 1999, between Commonwealth Energy Corporation and Calpine
                  Power Services Company (1)

    10.4          Loan and Security Agreement dated June 28, 2000 between
                  Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit (1)

    10.5          Warrant dated June 28, 2000, issued by Commonwealth Energy
                  Corporation in favor of Coast Business Credit (1)

    10.6          Limited Liability Company Agreement of Summit Energy Ventures,
                  LLC, as amended by the First Amendment to the Limited
                  Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001 (1)

    10.7          PECO Energy Company Confirmation Agreement dated January 30,
                  2001 (1)

    10.8          Exelon Generation Company, LLC Confirmation Agreement dated
                  May 13, 2001 (1)

    10.9 Standard Office Lease -- Gross dated April 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin,
                  California, together with Rules and Regulations and Work
                  Letter attached thereto (1)

    10.10 Standard Sublease dated November 12, 1998, between Kurt Busch and Commonwealth Energy Corporation, for property located at 15991 Redhill Avenue, Suite 200, Tustin, California (1)

    10.11         Severance Agreement dated June 1, 2000, among Commonwealth
                  Energy Corporation, electricAmerica, Inc. and Frederick M.
                  Bloom (1)

    10.12         Employment Agreement dated January 1, 2000, between
                  Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000 (1)

    10.13         Employment Agreement dated November 1, 2000, between
                  Commonwealth Energy Corporation and Richard Paulsen (1)

    10.14         Employment Agreement dated November 1, 2000, between
                  Commonwealth Energy Corporation and James Oliver (1)

    10.15         Employment Agreement dated November 1, 2000, between
                  Commonwealth Energy Corporation and John Barthrop (1)

    10.16         Commonwealth Energy Corporation 1999 Equity Incentive Plan for
                  Employees (1)

    10.17         Amendment Number 6 to lease by and between Warner/Redhill
                  Associates and Frederick Michael Bloom (1)

    10.18         Commonwealth vs. Bloom Settlement Agreement Terms, dated
                  August 10, 2001

    (1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10, File No. 0-33069