Form 10-K405/A
period 2001-07-31
COMMONWEALTH ENERGY CORP
filed 2002-01-07
CIK 1156443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     On November 30, 2001 there were issued and outstanding 27,304,203 shares of Common Stock. There was no market for the Registrants shares at such date. The approximate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $3.05.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   18

PART III

Item 10.  Directors and Executive Officers............................   19
Item 11.  Executive Compensation......................................   21
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   25
Item 13.  Certain Relationships and Related Transactions..............   26

PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   27

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


     California has recently passed legislation that requires the California State Public Utilities Commission to suspend direct access. The suspension of direct access means that retail electric suppliers, such as our company, will not be allowed to actively seek new customers to enroll for our services. The ruling came in connection with legislation entitled ABX-1, which amended the California Water Code section 801110, to allow for this suspension. This ruling allows us to keep our current customer base intact and only impacts our ESP business in California, not other states. The ruling does, however, prohibit us from signing up new customers for an, as yet, undetermined amount of time. This may affect our ability to continue to increase revenues in the State of California relating to our ESP business operations in this jurisdiction. We are actively seeking relief from this ruling from the California Public Utilities Commission and the California State Legislature. If our California business operations are continuously impaired in this manner, it may become necessary for us to seek relief from the courts. There is no assurance that any legislative or legal appeal will give us relief from the state's suspension of direct access.


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


     The majority of our operating margins have come from the resale of electricity purchased under a contract with Calpine Power Services Company that expires in June 2002. This contract may not be renewed on terms as favorable to us as those contained in the current contract. During fiscal 2001, this contract accounted for 60% of the total energy supplied by us and from which 83% of our revenue was derived. To mitigate the risk of relying solely on our ESP business, we have expended a great deal of effort to diversify our business activities during the past twelve months. In this report we have attempted to describe the changes we are making to be able to have a diversified energy company that allows us to take advantage of other opportunities afforded by the energy marketplace in all of North America. However, none of these activities have yet contributed materially to our income or losses.


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

B. PRODUCTS AND SERVICES.


     To date our business activities are comprised primarily of providing retail electricity services and, beginning in fiscal 2001, wholesale power procurement and sales. We are broadening the scope of the energy related services we provide to include energy efficient products, managed back office services, energy management programs, energy research and development and load aggregation. However, none of these services have yet begun to contribute materially to our income or losses or developed to the point of being a separate business segment.


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


     We have established a trading desk that buys and sells our electricity in various regional markets. Excess energy is sold to wholesale entities short on supply, while additional energy is procured from time to time when required to supply our customers' usage. These purchases and sales are regulated by FERC and reports are made on a regular basis to the U.S. Department of Energy. Typically, electricity is more expensive during peak hours -- that is, when demand and usage are highest. Weather, generation capacity, transmission, distribution and other market issues are significant factors in determining our wholesale procurement and sale strategies. Because electricity is a "real-time" commodity (as soon as it is produced, it must be delivered into the grid to meet the demand by the end user) and can not be stored, effective management of our electricity supply and demand is crucial to wholesale and retail market profitability. Wholesale power sales, which commenced in fiscal 2001, contributed $79.3 million in revenues, or 43.3% of total sales.



     The following segments have not yet materially contributed to our revenue:


  3. Energy Efficient and Emergency Preparedness Products


     We developed and utilize our own inside sales force to sell energy efficient and emergency preparedness products to customers by telephone. Energy conservation and home safety are important issues to customers and selling them energy management controllers, compact fluorescent lamps, natural gas shut-off valves and other such devices has been a natural extension of our business, although sales of these products account for less than one percent of our total revenues. These products are targeted to residential, commercial, industrial and governmental customers. We fulfill orders for products and ship most of these products through our warehouse, but some are fulfilled and delivered from the manufacturers or distributors. In either case, we collect payment from our customers and are compensated for order processing and procurement, but in the case of orders fulfilled and shipped by the manufacturers or distributors, we do not retain payment for shipping costs. All deliveries of products are made only after payment by check or credit card from our customers. Energy Efficient and Emergency Preparedness Products sales in fiscal 2001 contributed $.5 million in revenues, or 0.2% of total sales in fiscal 2001.


  4. Managed Back Office Services


     We established a wholly-owned subsidiary, UtiliHost, Inc., which was organized to manage the customer-related back office processes for commodity trading partners. The core technology which will support UtiliHost is software that originally was developed by us to better manage electric service customers internally. TACT(TM) (Trans-Action Control Technology) and TRIUMPH(TM) (Total Resource Internet Utility Management Power Host) are proprietary software products which are available for use by UtiliHost to provide services and manage back office processes for clients. TACT acts as a data translator between trading partner transactions, while TRIUMPH is a comprehensive, modular software package that calculates and manages back office processes such as customer enrollment, forecasting, metering, ancillary products, billing, accounts receivable, customer service and settlement. We have commenced our marketing efforts for UtiliHost(TM) through a mix of direct mail, print media and Internet advertising primarily in deregulated energy markets. On August 30, 2001, we signed a two-year joint venture agreement with a generator to service the electricity needs of a large California commercial account. This agreement will provide for approximately $50,000 in revenues per month for UtiliHost services beginning in September 2001. Prior to this contract, UtiliHost had not generated any revenues.


  5. Energy Management Programs


     Energy management programs consist of energy curtailment programs and distributed generation programs. Energy curtailment programs permit short-term curtailment or cessation of electric service at the discretion of the distributing company under certain circumstances, as specified in the service contract. These programs provide a financial benefit as an incentive to our customers to lower electrical usage, while we benefit by avoiding the purchase of expensive power from other suppliers. The resulting savings are ultimately shared between the customer and us. Our sales department markets these programs to commercial, industrial and governmental entities seeking to save energy costs by decreasing their energy usage during peak periods. The availability of curtailment programs is dependent upon the initiatives set by the ISO and/or the local distribution company. We are presently not involved in any energy curtailment programs; however, we plan to offer this service in the future if ISO's and/or local distribution companies continue these programs.


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

  6. Energy Research and Development


     We were recently selected by the California Energy Commission to manage more than $11 million in research and development funds for development of renewable energy technologies. Launched in 1998, PIER (Public Interest Energy Research) funds various electricity-related research, development and demonstration projects. Our proposal, entitled "Biogas/PV Micro-Grid Renewable Resource Program," was the only private company proposal selected for the award. This project commences December 1, 2001, and runs for four years. Phase One of this project will include assessing regional electricity needs, renewable resources and power grid capabilities in at least two areas in California. Our focus will be on developing a method of blending biogas and solar resources to meet California's energy needs. Phase Two of this project will include a waste collection and generation option addressing ground water contamination developed for the California Dairy Industry and various Photovoltaic (solar) systems. We are committed to invest $3.5 million in matching funds in the development project if Phase Two is implemented. We have not incurred any significant costs related to this program.


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

  8. ACT


     As we diversify our business and revenue streams, we have decided to establish separate divisions within our company that have profit and loss responsibility. Our call center, now called Advanced Client Technologies ("ACT"), outsources services to third party energy-related firms, and provides us with inbound, outbound and customer service functions for electricAmerica. A new division of our company, ACT specializes in aggregating electric service residential and small commercial customers, selling energy efficient and emergency preparedness products and handling inbound customer service inquiries. Call monitoring, third party verification and call reporting are also provided. In addition to maintaining our own customer aggregation and service needs, ACT's market focus has been on clients seeking to aggregate energy customers in deregulated markets. We currently have no third party contracts for ACT's services.


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



     Commonwealth owns 100% of the Preferred Membership Interest of Summit and 50% of the Common Membership Interest. Steven Strasser owns the other 50% of the Common Membership Interest. Summit was established at the request of Commonwealth solely to act on behalf of Commonwealth to gain ownership in and develop significant business relationships with companies in the Energy Efficient Products and Services market. Commonwealth was introduced to Mr. Strasser by the senior partners at a major energy law firm. This introduction was made as part of our search to locate an entity who could assist the company in its efforts to diversify. We consider Summit to be an investment vehicle to provide us access to a major market.



     The rights and privileges of the Commonwealth Preferred Membership and Interest are as follows. Our Company receives in priority the following distribution, if any, of funds distributed by Summit: (1st) all amounts equal to the capital invested by Commonwealth in Summit, (2nd) an amount equal to 10% annual return on all funds invested by Commonwealth, and (3rd) the balance, if any, is equally split between Commonwealth and Mr. Strasser. Based on this formula for an investment of $5 million for five years and assuming a sales price of $10 million, the distribution of the proceeds would be 87.5% to Commonwealth and 12.5% to Mr. Strasser. Commonwealth as the preferred member has other rights that the common members do not, including; (i) Commonwealth has the right of first refusal in the event of any issuance's new members interests,
(ii) we have the right to purchase any of the investments acquired by Summit at any time during the agreement on terms mutually agreeable to both the Investment Manager and us, and (iii) we have the right of first refusal for any sale of an investment by Summit.



     We receive all of our initial invested capital and an annual 10% preferred return before Mr. Strasser participates in any of the profits. Commonwealth through the Investment Committee, approves any of the investment criteria, and we make all of the investment decisions. No investment may be considered and no capital may be invested without the explicit written consent of Commonwealth Investment Committee.



     Steven Strasser is the president and sole shareholder in Northwest Power Management (NPM), the Investment Manager of Summit. NPM has the responsibility of identifying suitable companies. They then present individual companies that they have selected to the Commonwealth Investment Committee that provides their approval/disapproval. If approval is received, NPM then begins the due diligence investigation process. Once the preliminary due diligence is completed the findings are again presented to the Investment Committee. At that time, the Investment Committee provides its approval or disapproval to enter into formal negotiations with the company on the specific terms established by the Investment Committee. If these terms are met, the Investment Committee will provide their final approval to fund the investment. Once the investment is complete, it is the responsibility of NPM to manage the investment until such time as a disposition decision is made. At that time if we choose to do so, we may buy out Summit's interest in a specific investment.



     We pay to NPM, as the Investment Manager, an initial and annual management fee equal to three percent (3%) of the capital contributed. The management fee is paid upon receipt of the capital contribution and thereafter on each anniversary date of the capital contribution.



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

F. GOVERNMENTAL REGULATION.


     To market electric power in a given area, we are required to register with the appropriate state public utilities commission, maintain a Power Marketer certificate from FERC, and comply with applicable and regulatory requirements. The regulatory requirements with which we must comply relate to the complex inter-relationship of the regulatory framework of deregulation of the electric industry in each of the jurisdictions in which we conduct business. This inter-relationship is between the state statutes and regulations which implement the structure of deregulation in any given state with the regulatory oversight agency, typically the State Public Utility Commission, which enforces the state statutes and regulations. Both of these regulatory agencies have the ability in their separate capacity to make orders, rulings or initiate proceedings which may alter or change the regulatory structure which impacts the applicable rule structure for any given jurisdiction. States will require that we be registered with, and comply with, the protocols of an ISO or RTO for scheduling and moving electricity on the transmission system. Some states require that power marketers must also meet a renewable energy portfolio standard where a portion of the electricity they sell must be generated by renewable energy resources. In some states, registration as a retail electric provider simply requires that we obtain and maintain a certificate or license to do business in the state. We have been granted the necessary FERC permit, and have applied for all relevant state license and certificates required in our initial target markets.


G. FORWARD-LOOKING STATEMENTS.


     This report includes forward-looking statements. All statements other than statements of historical facts contained in this documents are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the subsidiary companies, extension of

Commonwealth's business model to new markets and industries, demand in the market for UtiliHost services, completion of acquisitions of certain assets, and growth or retail energy operations and demand for retail energy outsourcing and back office solutions. When used in this document, the words "anticipate," "believe," "estimate," "expects," "intend," "may," "project," "plan," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Although Commonwealth believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurances can be given that actual results will be consistent with these forward looking statements. In particular, the following items may affect our future:

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

ITEM 3. LEGAL PROCEEDINGS


     From time to time, we have been and may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.



     We had sued Frederick M. Bloom, the founder and former Chairman and Chief Executive Officer of our company, in an action entitled Commonwealth Energy Corporation, et al. v. Bloom in Orange County Superior Court case number 00CC15507. The causes of actions included, inter alia, on behalf of both the Company and its subsidiary electricAmerica, Inc. against Mr. Bloom, fraud regarding issuance of Commonwealth shares, (the complaint specifies Mr. Bloom failed to pay the amount he stated he paid for the founder's shares), fraud in obtaining an employment agreement, fraud in obtaining severance agreement, corporate waste based on breach of fiduciary duty to us by his failure to exercise the due care and loyalty, and breach of fiduciary duty regarding signing and submitting information to the CPUC. On August 10, 2001, we settled the claims and related counterclaims filed in the litigation entitled Commonwealth Energy Corp., et al. v. Frederick M. Bloom, Orange County Superior Court. The material terms of the settlement provided that we pay Mr. Bloom $4,790,000 in unspecified damages, and an additional $2,400,000 to purchase 1,175,160 shares of our common stock claimed to be held by Mr. Bloom and his affiliates. The settlement agreement also confirmed the fact that the remaining 4,720,000 shares of our common stock claimed to be held by Mr. Bloom and his affiliates were void. As a material part of the settlement, Mr. Bloom also confirmed that his record ownership of and voting rights to a separate 1,200,000 shares had been forfeited and he agreed to release any claims under an Accommodation Agreement dated May 31, 2000 and agreed that he would have no future ownership in Commonwealth Energy Corporation. Finally, Mr. Bloom agreed not to compete with our business for two years in certain specified energy-related areas.



     Joseph P. Saline, a member of our Board, has filed two lawsuits. On August 16, 2001, Mr. Saline filed a civil suit against us seeking the production of certain corporate records. We have provided Mr. Saline with documents he requested under the protection of a court order which prohibits him from disclosing those documents to other persons outside of our Board of Directors. On October 29, 2001, Mr. Saline filed a claim for certain preferred shareholder rights which differ from the rights set forth in the Certificate of Determination concerning preferred shares filed with the California State Department of Corporations. The Company has answered and filed a cross-action for declaratory relief. Mr. Saline obtained an interim court order allowing him to claim the right, as a preferred shareholder, to vote 704,000 shares at the Company's November 2001 annual shareholder meeting. The interim court order is being aggressively contested by the Company. Mr. Saline's claim is based in part on a contract he made with Mr. Bloom on behalf of Commonwealth that does not conform to the recorded Certificate of Determination regarding the rights, privileges and restrictions of the preferred shares. This litigation is ongoing.



     We settled a contested matter with the CPUC relating to Mr. Bloom's failure to disclose in the CPUC's updated Energy Service Provider application signed by Mr. Bloom in 1998, of seven regulatory actions resulting in cease and desist sanctions filed against Mr. Bloom. For Mr. Bloom's failure to disclose these sanctions, the CPUC imposed a fine of $140,000. The CPUC also alleged that we, under the direction of Mr. Bloom, illegally supplemental billed approximately 20,200 customers in early 1999. While we contested this claim, we agreed, as part of the settlement, to return funds received from those customers who were billed, to pay an audit fee and to pay fines for 159 violations related to supplemental billing complaints that were documented by the Consumer Services Division ("CSD") of the CPUC. The total settlement amount of $256,500 was recorded as expense of $100,000 in fiscal 2000 and $156,500 in fiscal 2001, in our consolidated financial statements. We have agreed to cooperate fully with any state or federal regulatory or law enforcement agency, in any investigation of the activities of Mr. Bloom during the period he served as an officer of our company. The settlement terms require that if Mr. Bloom returns in any capacity whatsoever as a director, officer, or employee, of Commonwealth or any of its subsidiaries at any time, we must immediately will file a formal application for re-registration with the CPUC under Code #394.1(a), disclosing the resumed relationship. The settlement was adopted by the CPUC on July 15, 2001.



     We settled a complaint filed by the Department of Corporations ("DOC") in an action entitled The People of the State of California v. Commonwealth Energy Corporation, Los Angeles Superior Court, case No. BC245014. The agreed judgment is in the form of an injunction and ancillary relief and was filed on February 13, 2001. The DOC's complaint was based upon activities that took place from September 1997 to October 1999, a period during which Mr. Bloom and other members of our former management were in charge of operations. The investigation that led to the complaint centered around the sale of our restricted securities. As part of the settlement, we agreed to cooperate with the Commissioner of Corporations and the DOC in connection with any further investigation arising out of the events described in the complaint, including any investigation of former officers, directors, or employees. We paid $150,000 in civil penalties as part of the DOC settlement in February, 2001. The Company has agreed to cooperate with the DOC in any future investigation it may conduct against Mr. Bloom or any other former members of management.



     Thirteen former stock sales employees led by Mr. David James commenced a lawsuit against us on February 23, 2001 in Orange County Superior Court alleging that former management had agreed to issue additional deeply discounted stock options to them as additional compensation for stock sales but that we had not issued all of the stock options allegedly earned. Our books and related records reflect the right to issuance in the aggregate of stock options covering 1,221,000 shares of Common Stock to these plaintiffs to which we believe they are entitled. The plaintiffs have not identified the basis for the number of respective shares under option each believes he or she is owed and we, therefore, cannot estimate the impact on our capital structure should they succeed in whole or in part in their lawsuit. In our cross-complaint against these individuals, we have alleged that various plaintiffs committed breach of conduct, unfair business practices, misappropriation of trade secrets, intentional interference with prospective economic advantage, unjust enrichment, slander and fraud.


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


(4) Per share information and weighted average shares outstanding for the period from August 15, 1997 through July 31, 1998 and for the years ended July 31, 1999 and 2000 have been restated to reflect the resolution of the status of our common stock issued to our founder as more fully disclosed in Notes 1 and 11 of the Notes to Consolidated Financial Statements included elsewhere herein.

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

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000


  Retail energy sales



     Electricity sales to retail and commercial end-users increased by $12.7 million, or 14.5%, from $87.3 million for fiscal 2000 to $100.0 million for fiscal 2001. California electricity retail sales which decreased $4.1 million were offset by an increase in Pennsylvania electricity retail sales of $16.8 million. The average retail price per kWh in California during fiscal 2001 was $.145 compared to $.0501 during fiscal 2000. Total kilowatt hours of electricity billed in California during 2001 was 563.4 million compared to 1.7 billion billed in the prior year. The year-to-year reduction in kilowatt hours billed resulted from the termination of commercial and industrial customers that were returned to incumbent utilities during June and July 2000 because these customers were requiring us to purchase large quantities of electricity on the spot market which, in turn, gave us severe credit issues. The increased Pennsylvania retail sales were attributable to having a full year of electricity sales in fiscal 2001 compared to seven months of sales in the comparable period of 2000. The average retail price per kWh in Pennsylvania during fiscal 2001 was $.052 compared to $.0475 during fiscal 2000. Total kilowatt hours of electricity billed in Pennsylvania during 2001 was 378.6 million compared to 3.2 million in the prior year. At July 31, 2001, we had approximately 88,000 customers compared to approximately 81,000 customers at July 31, 2000.



  Wholesale energy sales



     Wholesale electricity sales commenced during fiscal 2001. The $79.3 million wholesale sales revenue consisted of California sales of $70.7 million and Pennsylvania sales of $8.6 million. Our major California wholesales customer during 2001 was the State of California Department of Water Resources and Power. Our other significant wholesale customers included Sempra Energy and San Diego Gas and Electric. The California supply and demand conditions that drove up the wholesale electricity prices during fiscal 2001 began moving toward equilibrium in the fourth quarter as wholesale prices began to abate. We expect to see lower prices and wholesale electricity sales as a percent of total sales much lower during fiscal 2002 than existed in fiscal 2001.



  Green power credit



     Green power credit revenue decreased by $8.3 million, or 67.7%, from $12.3 million for fiscal 2000 to $4.0 million for fiscal 2001. The green power credits decreased due to a rate reduction from $.015 to $.01 per kWh in June 2000 and reduced sales of electricity subject to the credit caused by the reduction of customers during June and July 2000.

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

  Net income


     Net income increased to $60.5 million for fiscal 2001, an increase of $69.2 million, or 800.1%, from the $8.6 million loss for fiscal 2000. This increase in net income is primarily attributable to a $93.8 million increase in gross margin, offset in part by the provision for income taxes of $21.9 million. The key driver of the $93.8 million increase in gross margin was the significant increase in California electricity prices. California revenues rose substantially while the average cost per kWh of the electricity that we sold was lower than in the prior year. Because we were able to acquire electricity in California during fiscal 2001 under a fixed price electricity procurement contract, which extends through June 2002, the higher prices at which we were able to recall the electricity significantly increased our gross margin. During the fourth quarter of fiscal 2001, electricity prices and our gross margin significantly declined in California as compared to the first three quarters of fiscal 2001. We expect to see in fiscal 2002 electricity prices closer to historical levels than the prior year.


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



     As of July 31, 2001, $15 million in cash was invested in Summit Energy Ventures. We may be required to make an additional $10 million capital contribution to Summit in two tranches as follows: (i) $5 million to be contributed upon deliveries of written notice by NPM that 75% of the initial capital contribution has been invested in accordance with the terms of the Summit Limited Liability Company Agreement and (ii) an additional $5 million to be contributed upon delivery of written notice by NPM that 75% of the first tranche of additional capital contribution has been invested in accordance with the terms of the Summit Limited Liability Company Agreement. If any of this additional cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for other growth initiatives within the Company.



     The initial $15 million credit facility that the Company obtained on June 29, 2000 was restructured on August 10, 2001. This restructuring provided the Company with more flexibility than the original agreement. The new line shortened the maturity date to June 30, 2002, compared to June 30, 2003. If we decide to evaluate alternative lenders and can find a lender with more favorable terms, we can make the change twelve months earlier without incurring a one percent pre-payment penalty. It also provides us with an opportunity to eliminate the .5% renewal fee. We reduced the limit of the credit facility from $15 million to $10 million to decrease the minimum interest charges. By reducing the credit facility limit, the minimum interest charge is calculated on $3.5 million (35% of $10 million) compared with the initial agreement's $5.2 million (35% of $15 million). The interest rate charged remains the same at prime plus 1.75%. The cost to amend the original agreement was $20,000.


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


     Our directors and their ages as of November 30, 2001 are as follows:


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

  John A. Barthrop -- General Counsel


     Mr. Barthrop has been our General Counsel since May 1999, and has over 30 years of experience practicing law and counseling businesses. Prior to accepting a position with us, he was a principal member of the business and litigation law firm of Smith, Sinek & Barthrop. He owned and operated his own law firm in Orange, California for over 15 years. He was General Counsel and Assistant to the President for Newman Properties, a national real estate development company, responsible for negotiating phased retail development projects in the Western states. He was also Associate General Counsel for the Beneficial Standard, a conglomerate involved in insurance, finance and real estate. Mr. Barthrop obtained a Bachelor of Science degree from the University of Washington and a Juris Doctorate from University of California, Hastings College of Law, and is licensed to practice before the State Courts and the U.S. District Courts.


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


                                                                                            LONG TERM COMPENSATION
                                                                                 ---------------------------------------------
                                                ANNUAL COMPENSATION                AWARDS                 PAYOUTS
                                      ----------------------------------------   ----------   --------------------------------
                (a)                    (b)       (c)        (d)         (e)                      (g)         (h)
                                                                       OTHER        (f)       SECURITIES                (i)
                                                                      ANNUAL     RESTRICTED   UNDERLYING             ALL OTHER
                                      FISCAL                          COMPEN-      STOCK       OPTIONS/     LTIP      COMPEN-
    NAME AND PRINCIPAL POSITION        YEAR     SALARY     BONUS     SATION(2)    AWARD(S)     SARS(4)     PAYOUTS    SATION
    ---------------------------       ------   --------   --------   ---------   ----------   ----------   -------   ---------
Ian Carter,.........................   2001    $313,336   $100,000    $15,600       --          300,000      $--      $    --
  Chief Executive Officer              2000     211,932         --      7,800       --        3,300,000(3)   --            --
                                       1999          --         --         --       --          200,000      --            --
Frederick Bloom,....................   2001          --         --         --       --               --      --        92,138(1)
  Former Chief                         2000     184,899     50,000         --       --               --      --        40,373(1)
  Executive Officer                    1999     168,250     25,000         --       --               --      --            --
Richard Paulsen,....................   2001     248,326     50,000      4,155       --          900,000      --            --
  Chief Operating Officer              2000      36,250         --         --       --               --      --            --
John Barthrop,......................   2001     150,971     40,000      4,800       --          500,000      --            --
  General Counsel                      2000     101,552         --         --       --               --      --            --
                                       1999      21,154         --         --       --           50,000      --            --
James L. Oliver,....................   2001     140,526     40,000      4,800       --          500,000      --            --
  Chief Financial Officer              2000      76,058         --      2,800       --               --      --            --


---------------
(1) Represents severance payments made in conjunction with the employee's resignation and severance agreement effective June 1, 2000.


(2)Represents auto allowance paid.



(3)Includes an option to purchase 2,600,000 shares pursuant to performance criteria in his employment contract.



(4)The column represents options and are not to be confused with shares. Once earned these options may be exercised as stock at the designated option price.



     The compensation table above excludes $1,080,000 of stock-based compensation charged to operations in fiscal 2001 related to Mr. Carter's performance-based stock options granted. The difference between the exercise price of these stock options and the estimated fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes is recorded as stock-based compensation charges.



     We currently have in place our 1999 Equity Incentive Plan, pursuant to which 7,000,000 shares of common stock are reserved for issuance, to provide incentive compensation to our employees. Directors are eligible for the Company's 1999 Equity Incentive Plan if they are both Directors and employees. At this time, Ian Carter is the Company's only employee Director and is therefore the only Director that qualifies to participate in the tax benefits under this plan.


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

(A) COMPENSATION COMMITTEE INTERLOCKS


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


(B) EMPLOYMENT AGREEMENTS


     Ian B. Carter. Mr. Carter serves as Chairman and Chief Executive Officer of the Company pursuant to an employment agreement originally entered into on January 1, 2000, as amended and restated on November 1, 2000. The agreement provides for Mr. Carter's employment through January 31, 2005.


     Mr. Carter received a base salary of $275,000 for the first twelve months of his employment and will receive a salary according to the following schedule, subject to possible increases which the Board of Directors may grant from time to time: $325,000 for the second twelve months, $375,000 for the third twelve months, $425,000 for the fourth twelve months and $500,000 for the fifth twelve months. In addition, Mr. Carter is entitled to receive a bonus of $100,000 and any additional discretionary cash bonus based on the Company's results of operation. Under his employment agreement, Mr. Carter is eligible to earn options to purchase, in the aggregate, up to 4,500,000 shares of the Company's common stock at an exercise price of $2.50 per share, expiring on January 1, 2010. The option includes the rights to purchase 700,000 shares upon the execution of his employment agreement, with 300,000 vested immediately and an additional 100,000 vest each January 1 from 2001 through 2004. As of January 4, 2002, 500,000 of such automatically vesting options had vested. An additional option covering 2,300,000 shares were granted upon execution and is performance-based, vesting upon the occurrence of certain events as specified on page F-17 of the Notes to the Consolidated Financial Statements. As of January 4, 2002, 1,250,000 of such performance-based options have vested. Mr. Carter's employment agreement further provides for the granting of up to 300,000 additional options each January from 2001 through 2004 upon meeting or exceeding the Company's financial performance objectives as set forth in its business plans for years 2000 through 2004. The Company met said performance goal in 2000 and exceeded it by at least 10% in 2001, earning Mr. Carter the right to purchase 100,000 and 300,000 shares in January 2001 and January 2002, respectively. Prior to entering into, and separate from, his employment agreement, Mr. Carter had received 200,000 vested options. As of January 2002, Mr. Carter holds, in the aggregate options exercisable to purchase up to 2,350,000 shares of the Company's common stock.



     If during the term of the agreement, Mr. Carter is terminated, leaves, or is replaced as a result of: (i) all or substantially all of the assets of the Company or more than fifty percent (50%) of the issued and outstanding voting shares of the Company being acquired by any one person or entity not then affiliated with the Company; (ii) control of the Company being taken over by a group of shareholders when no significant change of ownership has taken place; or (iii) a merger, acquisition, strategic alliance or any other event that could bring substantial capital into the Company, the Company will pay Mr. Carter an amount equal to eight times the annual base salary due him plus the amount of taxes payable by Mr. Carter under I.R.S. Code sec. 280G. In such events, Mr. Carter has the right to require the Company to repurchase all of his stock and all stock options referenced in his agreement, whether earned or unearned, at a value two (2) times then aggregate price value of the Company's stock.

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


     Mr. Paulsen will receive a base salary according to the following schedule, subject to increases which the CEO and the Compensation Committee may grant from time to time: $275,000 for the first twelve months of his employment, $325,000 for the second twelve months, $375,000 for the third twelve months and $425,000 per annum thereafter. Mr. Paulsen will be entitled to an annual cash bonus of $75,000 for calendar years 2001 and 2002, and $100,000 thereafter based upon the number of meters then under contract.



     If during the term of the agreement there is a Change in Control, then the Company will pay Mr. Paulsen a cash bonus equal to the sum of eight times his then annual base salary plus the amount of taxes payable by him under I.R.S. Code sec. 280G. A "Change in Control" is generally defined as any of the following: (i) any person acquires 50% or more of (A) the outstanding shares of Common Stock of the Company or (B) the combined voting power of the Company's then-outstanding securities entitled to vote generally in the election of Directors; (ii) during any period of not more than two consecutive years, the incumbent Directors cease for any reason to constitute at least a majority of the Board of Directors; or (iii) a merger or consolidation resulting in the holders of voting securities of the Company outstanding immediately prior thereto failing to continue to represent at least 50% of the combined voting power of the voting securities of the Company, or the Company's sale or disposition of all or substantially all of the Company's assets or any transaction; (iv) the Company is subject to a hostile takeover in the form of a proxy fight; or (v) any other means that allows the Company to be controlled by a material change in the Board of Directors. In such events, Mr. Paulsen has the right to require the Company to repurchase all of his stock and all stock options referenced in his agreement, whether earned or unearned, at a value two
(2) times the then aggregate price value of the Company's stock not to exceed $10,000 per share.


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


     John A. Barthrop. Mr. Barthrop serves as Chief Legal Officer of the Company pursuant to an employment agreement dated on November 1, 2000. The agreement provides for Mr. Barthrop's employment through December 31, 2004.


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


     If during the term of the agreement there is a Change in Control (as defined above), then the Company will pay Mr. Barthrop a cash bonus equal to the sum of four times Mr. Barthrop's then current annual base salary plus the amount of taxes payable by Mr. Barthrop under I.R.S. Code sec. 280G. In the event of a sale of assets or any change of control as defined therein, Mr. Oliver shall have the right to require the Company to repurchase all of his stock and stock options, then earned or to be earned, at two (2) times the then aggregate price value of the Company's stock not to exceed $10.00 per share.


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


     Pursuant to the employment agreements dated November 1, 2000, Messrs. Paulsen, Barthrop and Oliver, have been or granted option to purchase an aggregate of 900,000, 500,000 and 500,000 shares, respectively, of the Company's Common Stock. The options will have a three-year vesting period and an exercise price of $2.75 a share. All of the options will expire on November 1, 2007.

     Pursuant to the previous employment agreement entered into on May 6, 1999 with John Barthrop, he received an option to purchase 50,000 shares of our Common Stock.


(C) DIRECTORS' FEES



     Only non-employee (outside) directors are compensated for Board service. We do not have any standard arrangements for director compensation, rather each director may be offered a retainer amount and meeting attendance fees based on such factors as length of service, industry experience, and service on committees of the Board. Directors who serve on Board Committees are paid $300 for each committee meeting attended, the amount is increased to $500 for the Committee Chairperson. In connection with their election to our Board, Messrs. Perkins and Gates and Mrs. Jonas each receive compensation of $6,250 per quarter and an annual grant of options to purchase 50,000 shares of our common stock at an exercise price set by the Company from time to time.



(D) CHANGE IN CONTROL AGREEMENTS



     We have entered into employment agreements with certain of our executive officers, which, among other things, provide for severance and other benefits if, during the term of the such agreements (i) all or substantially all of the assets of Commonwealth Energy Corporation or more than fifty percent (50%) of the issued and outstanding voting shares of the Commonwealth Energy Corporation are, in any transaction or series of transactions, acquired by any one person or entity not then affiliated with the company, or (ii) control of Commonwealth Energy Corporation is taken over by a group of shareholders when no significant change of ownership has taken place, or (iii) a liquidity event such as a merger, acquisition, strategic alliance or any other event that could bring substantial capital into the company and any of these events listed require that such officer be terminated, leave the company, be replaced or any other event that no longer allows or requires such officer to remain with the Company. Certain change in control rights include the right to require the Company to repurchase of the employee's stock and stock options, earned or to be earned at two (2) times the aggregate price value of the Company's stock.


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


     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o Commonwealth Energy Corporation, 15901 Red Hill Avenue, Suite 100, Tustin, California 92780. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In preparing the table below, we have relied upon information supplied by such persons and our stock records. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of November 30, 2001, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 27,304,203 shares of common stock and 800,000 shares of Series A Convertible Preferred Stock outstanding as of November 30, 2001.

                                                                                               PERCENT
            TITLE OF CLASS                               NAME                      AMOUNT      OF CLASS
            --------------                               ----                     ---------    --------
Series A Convertible Preferred Stock...  Robert Perkins                              25,000      3.13%
Common Stock...........................  Ian B. Carter                            2,400,000(1)   8.09%
                                         Robert Perkins                             327,000(2)   1.19%
                                         Richard Paulsen                            450,000(3)   1.62%
                                         John Barthrop                              300,000(4)   1.09%
                                         James Oliver                               250,000(5)      *
                                         Brad Gates                                 100,000(6)      *
                                         Junona Jonas                                50,000(7)      *
Series A Convertible Preferred Stock...  Directors and Executive Officers as a       25,000      3.13%
                                         Group
Common Stock...........................  Directors and Executive Officers as a    3,877,000(8)  12.53%(9)
                                         Group


---------------
 *  Represents less than one percent.


(1) Includes an option to purchase 2,350,000 shares that may be exercised as shares within 60 days of November 30, 2001.



(2) Includes an option to purchase 170,000 shares that may be exercised as shares within 60 days of November 30, 2001.



(3) Includes an option to purchase 450,000 shares that may be exercised as shares within 60 days of November 30, 2001.



(4) Includes an option to purchase 298,000 shares that may be exercised as shares within 60 days of November 30, 2001.



(5) Includes an option to purchase 250,000 shares that may be exercised as shares within 60 days of November 30, 2001.



(6) Includes an option to purchase 100,000 shares that may be exercised as shares within 60 days of November 30, 2001.



(7)Includes an option to purchase 50,000 shares that may be exercised as shares within 60 days of November 30, 2001.



(8) This figure is based on the current number of shares of Common Stock that each director and executive officer of the Company owns plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from November 30, 2001.



(9) This percentage was derived by dividing the figure obtained in footnote (8) above by the total number of shares of Common Stock outstanding as of November 30, 2001 plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from November 30, 2001.



     The beneficial ownership information excludes 100,000 shares of preferred stock to which Mr. Saline claims to have ownership rights. As more fully discussed in Item 3 Legal Proceedings, the rights claimed are inconsistent with the Company's Certificate of Determination governing the preferred shares and are therefore without legal effect, and accordingly, we have returned Mr. Saline's original investment.


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

     (b) Reports on Form 8-K. None

     (c) The following exhibits are attached hereto, as required by Item 601 of Regulation S-K:


    EXHIBIT
    NUMBER                           TITLE OF EXHIBIT
    -------                          ----------------
     3.1       Articles of Incorporation of Commonwealth Energy Corporation
               dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997*
     3.2       Certificate of Amendment of Articles of Incorporation of
               Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999*
     3.3       Bylaws of Commonwealth Energy Corporation, as amended*
    10.1       Power Purchase Agreement dated July 27, 1999, between
               Commonwealth Energy Corporation and Calpine Power Services
               Company*
    10.2       First Amendment to Power Purchase Agreement dated as of July
               29, 1999*
    10.3       Second Amendment to Power Purchase Agreement dated as of May
               28, 1999, between Commonwealth Energy Corporation and
               Calpine Power Services Company*
    10.4       Loan and Security Agreement dated June 28, 2000 between
               Commonwealth Energy Corporation, electricAmerica, Inc. and
               electric.com, Inc. and Coast Business Credit*
    10.5       Warrant dated June 28, 2000, issued by Commonwealth Energy
               Corporation in favor of Coast Business Credit.*
    10.6       Limited Liability Company Agreement of Summit Energy
               Ventures, LLC, as amended by the First Amendment to the
               Limited Liability Company Agreement of Summit Energy
               Ventures, LLC, dated August 2001**
    10.7       PECO Energy Company Confirmation Agreement dated January 30,
               2001.*
    10.8       Exelon Generation Company, LLC Confirmation Agreement dated
               May 13, 2001*
    10.9       Standard Office Lease -- Gross dated July 1, 1997, for
               property located at 15941 Redhill Avenue, Suite 200, Tustin,
               California, together with Rules and Regulations and Work
               Letter attached thereto *
    10.10      Standard Sublease dated November 12, 1998, between Kurt
               Busch and Commonwealth Energy Corporation, for property
               located at 15991 Redhill Avenue, Suite 200, Tustin,
               California.*

    EXHIBIT
    NUMBER                           TITLE OF EXHIBIT
    -------                          ----------------
    10.11      Severance Agreement dated June 1, 2000, among Commonwealth
               Energy Corporation, electricAmerica, Inc. and Frederick M.
               Bloom*
    10.12      Employment Agreement dated January 1, 2000, between
               Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November
               1, 2000*
    10.13      Employment Agreement dated November 1, 2000, between
               Commonwealth Energy Corporation and Richard Paulsen**
    10.14      Employment Agreement dated November 1, 2000, between
               Commonwealth Energy Corporation and James Oliver**
    10.15      Employment Agreement dated November 1, 2000, between
               Commonwealth Energy Corporation and John Barthrop**
    10.16      Commonwealth Energy Corporation 1999 Equity Incentive Plan
               for Employees*
    10.17      Amendment Number 6 to lease by and between Warner/Redhill
               Associates and Frederick Michael Bloom**
    10.18      Commonwealth vs. Bloom Settlement Agreement Terms dated
               August 10, 2001***
    21.1       Subsidiaries of the Registrant*


---------------
  * Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation's Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).


 **Each of these exhibits is incorporated by reference to Commonwealth Energy's
   Form 10A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).



***Each of these exhibits is incorporated by reference to Commonwealth Energy's
   Form 10Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 6, 2001                    COMMONWEALTH ENERGY CORPORATION


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
                                                              ============    ============

                            See accompanying notes.

                        COMMONWEALTH ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED JULY 31,
                                                   --------------------------------------------
                                                       1999            2000            2001
                                                   ------------    ------------    ------------
Retail energy sales............................    $ 35,583,644    $ 87,320,533    $ 99,981,187
Wholesale energy sales.........................              --              --      79,303,586
                                                   ------------    ------------    ------------
Net energy sales...............................      35,583,644      87,320,533     179,284,773
Green power credits............................       3,540,405      12,303,794       3,978,989
                                                   ------------    ------------    ------------
Net revenue....................................      39,124,049      99,624,327     183,263,762
Direct energy costs............................      38,728,563      86,731,876      76,615,138
                                                   ------------    ------------    ------------
Gross margin...................................         395,486      12,892,451     106,648,624
Selling and marketing expenses.................       2,038,139       6,211,360       3,597,001
General and administrative expenses............      11,184,025      15,380,674      21,183,396
Stock-based compensation charges...............       5,718,410         445,277       1,080,000
                                                   ------------    ------------    ------------
Income (loss) from operations..................     (18,545,088)     (9,144,860)     80,788,227
Interest income................................         128,946         586,479       2,319,628
Interest expense...............................          (5,585)        (87,708)       (726,446)
                                                   ------------    ------------    ------------
Income (loss) before provision for income
  taxes........................................     (18,421,727)     (8,646,089)     82,381,409
Provision for income taxes.....................              --              --      21,851,992
                                                   ------------    ------------    ------------
Net income (loss)..............................    $(18,421,727)   $ (8,646,089)   $ 60,529,417
                                                   ============    ============    ============
Net income (loss) per common share
  (1999 and 2000 restated -- Note 1):
  Basic........................................    $       (.84)   $       (.30)   $       2.06
                                                   ============    ============    ============
  Diluted......................................    $       (.84)   $       (.30)   $       1.77
                                                   ============    ============    ============
Stock-based compensation charges relate to the
  following:
  Selling and marketing expenses...............    $  1,454,427    $    423,500    $         --
  General and administrative expenses..........       4,263,983          21,777       1,080,000
                                                   ------------    ------------    ------------
                                                   $  5,718,410    $    445,277    $  1,080,000
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

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

 2. MARKET AND REGULATORY RISKS

  California Deregulated Electric Power Markets


     California has been experiencing significant fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission ("CPUC"), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending "direct access" pursuant to legislation by the California state legislature requiring the CPUC to suspend "direct access" in California. The suspension of "direct access" means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. The Company is actively seeking relief from this ruling. There is no assurance that any legislative or legal appeal will give the Company relief from the state's suspension of direct access.


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

  California Green Power Credits

     The state of California enacted the Public Purpose Program (Program) which established a $540 million fund to provide overall incentives to suppliers of "green" power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per KWH which, as of July 31, 2001, is at a rate 1.0 cent

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

per KWH. "Green Power" is defined by the Program as electricity produced by at least 50% renewable energy resources. The benefit of Green Power Credits has been passed through to the Company's customers. The Program provides that this subsidy is available to suppliers of "green power" through March 31, 2002 and the Company does not know if the subsidy will be continued thereafter.

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

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

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

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

  Customer Termination Costs

     The Company terminated certain California commercial and industrial customers during June and July 2000. At July 31, 2000, an accrual of $681,270 was recorded to provide for the estimated costs of terminating these customers including meter lease termination settlement costs and settlement of terminated customer damage claims. Except for $65,000 which was accrued at July 31, 2001, all of these customer termination costs were paid during 2001.

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

 8. LINE OF CREDIT

     On June 29, 2000, the Company entered into a three-year, $15 million line of credit. Borrowings under the line of credit, which amounted to $3,888,072 at July 31, 2001, are collateralized by accounts receivable, inventory and other assets. In connection with obtaining the line of credit, the Company agreed to pay a commitment fee of $300,000, one-half of which was paid at closing and the remainder to be paid incrementally at each annual renewal date. The Company also issued the lender a warrant expiring June 29,

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

2003 to purchase 100,000 shares of the Company's common stock at a price of $5.50 per share. Interest on borrowings is based on the lender's prime rate plus 1.75%. At July 31, 2001, the interest rate on borrowings under the line of credit was 8.5% and the average effective interest rate on borrowings outstanding during the years ended July 31, 2000 and 2001 was 11.25% and 13.0%, respectively. The credit line is subject to certain financial covenants in the event the Company's net worth falls below $15 million or the Company operates with a negative gross profit.

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

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

  Stock Options


     The Company's Board of Directors has approved grants of options to acquire a total of 12,901,825 shares of the Company's common stock to the Company's employees, outside directors and service providers. As of July 31, 2001, 10,283,192 of these stock options were outstanding. The options were vested as of their date of grant and expire in December 2002 for the options granted prior to December 1999 and expire in December 2004 through 2010 for the options granted after December 1999.

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

     Stock option activity is set forth below:


                                                               OPTIONS OUTSTANDING
                                         ----------------------------------------------------------------
                                                                                             WEIGHTED-
                                                                                              AVERAGE
                                                                           WEIGHTED-         FAIR VALUE
                                         NUMBER OF     EXERCISE PRICE       AVERAGE          OF COMMON
                                           SHARES        PER SHARE       EXERCISE PRICE       STOCK(A)
                                         ----------    --------------    --------------    --------------
Balance at July 31, 1998...............     931,310     $.01 - $ .05         $0.011            $0.71
Options granted:
  Exercise price less than fair value
     of common stock(A):
     -- Employee commissions for stock
       sales...........................   1,511,250     $.01 - $1.00         $0.067            $2.63
     -- Other employee.................   2,104,090     $.01 - $1.00         $0.339            $2.85
     -- Outside service providers......     254,675     $.01 - $1.00         $0.212            $3.54
     -- Outside directors..............      40,000            $1.00         $ 1.00            $3.75
  Exercise price equal to fair value of
     common stock(A):
     -- Employee commissions for stock
       sales...........................     425,000            $3.75         $3.750            $3.75
Options exercised......................     (39,750)    $.01 - $ .05         $0.020
                                         ----------     ------------         ------
Balance at July 31, 1999...............   5,226,575     $.01 - $3.75         $0.478
Options granted:
  Exercise price less than fair value
     of common stock(A):
     -- Employee commissions for stock
       sales...........................      21,000            $1.00         $1.000            $2.50
     -- Other employees................      12,000            $1.00         $1.000            $2.50
  Exercise price equal to fair value of
     common stock(A):
     -- Employee performance-based.....   2,600,000            $2.50         $2.500            $2.50
     -- Other employee.................     750,000            $2.50         $2.500            $2.50
     -- Outside directors..............     250,000            $2.50         $2.500            $2.50
     -- Non-employee...................      52,500             2.50           2.50             2.50
     -- Settlement and Severance of
       former president................   1,000,000             2.50           2.50             2.50
Options exercised......................    (392,406)    $.01 - $1.00         $0.179
Options cancelled......................    (269,777)    $.05 - $3.75         $1.902
                                         ----------     ------------         ------
Balance at July 31, 2000...............   9,249,892     $.01 - $3.75         $1.469
Options granted:
  Exercise price less than fair value
     of common stock(A):
     -- Employee performance-based.....     300,000            $2.50         $2.500            $2.75
  Exercise price equal to fair value of
     common stock(A):
     -- Other employees................   2,500,000            $2.75         $2.750            $2.75
     -- Outside directors..............     150,000            $2.75         $2.750            $2.75
Options exercised......................     (67,200)    $.01 - $1.00         $0.072
Options cancelled......................  (1,849,500)    $.01 - $3.75         $1.723
                                         ----------     ------------         ------
Balance at July 31, 2001...............  10,283,192     $.01 - $3.75         $1.792
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

     Two of the contracts provide that in the event of a change in control as defined in the contracts, the executive is to receive an amount equal to eight times the annual base salary plus the amount of income taxes payable under Internal Revenue Service (IRS) Code sec. 280G whereas the other two contracts provide that, in

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001

the event of a change in control as defined in the contracts, the executive is to receive an amount equal to four times the annual base salary plus the amount of income taxes payable under IRS Code sec. 280G.

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

                        COMMONWEALTH ENERGY CORPORATION

                                 JULY 31, 2001


12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


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
 3.1      Articles of Incorporation of Commonwealth Energy Corporation
          dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997*
 3.2      Certificate of Amendment of Articles of Incorporation of
          Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999*
 3.3      Bylaws of Commonwealth Energy Corporation, as amended*
10.1      Power Purchase Agreement dated July 27, 1999, between
          Commonwealth Energy Corporation and Calpine Power Services
          Company*
10.2      First Amendment to Power Purchase Agreement dated as of July
          29, 1999*
10.3      Second Amendment to Power Purchase Agreement dated as of May
          28, 1999, between Commonwealth Energy Corporation and
          Calpine Power Services Company*
10.4      Loan and Security Agreement dated June 28, 2000 between
          Commonwealth Energy Corporation, electricAmerica, Inc. and
          electric.com, Inc. and Coast Business Credit*
10.5      Warrant dated June 28, 2000, issued by Commonwealth Energy
          Corporation in favor of Coast Business Credit.*
10.6      Limited Liability Company Agreement of Summit Energy
          Ventures, LLC, as amended by the First Amendment to the
          Limited Liability Company Agreement of Summit Energy
          Ventures, LLC, dated August 2001**
10.7      PECO Energy Company Confirmation Agreement dated January 30,
          2001.*
10.8      Exelon Generation Company, LLC Confirmation Agreement dated
          May 13, 2001*
10.9      Standard Office Lease -- Gross dated July 1, 1997, for
          property located at 15941 Redhill Avenue, Suite 200, Tustin,
          California, together with Rules and Regulations and Work
          Letter attached thereto *
10.10     Standard Sublease dated November 12, 1998, between Kurt
          Busch and Commonwealth Energy Corporation, for property
          located at 15991 Redhill Avenue, Suite 200, Tustin,
          California.*
10.11     Severance Agreement dated June 1, 2000, among Commonwealth
          Energy Corporation, electricAmerica, Inc. and Frederick M.
          Bloom*
10.12     Employment Agreement dated January 1, 2000, between
          Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November
          1, 2000*
10.13     Employment Agreement dated November 1, 2000, between
          Commonwealth Energy Corporation and Richard Paulsen**
10.14     Employment Agreement dated November 1, 2000, between
          Commonwealth Energy Corporation and James Oliver**
10.15     Employment Agreement dated November 1, 2000, between
          Commonwealth Energy Corporation and John Barthrop**
10.16     Commonwealth Energy Corporation 1999 Equity Incentive Plan
          for Employees*
10.17     Amendment Number 6 to lease by and between Warner/Redhill
          Associates and Frederick Michael Bloom**
10.18     Commonwealth vs. Bloom Settlement Agreement Term dated
          August 10, 2001***
21.1      Subsidiaries of the Registrant*


---------------
  * Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation's Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).


 **Each of these exhibits is incorporated by reference to Commonwealth Energy's
   Form 10A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).



***Each of these exhibits is incorporated by reference to Commonwealth Energy's
   Form 10Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).