Form 10-Q
period 2002-01-31
COMMONWEALTH ENERGY CORP
filed 2002-03-18
CIK 1156443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2002

OR

Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the Transition Period From __________ To __________

Commission File Number: 000-33069

COMMONWEALTH ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

California	33-0769555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15901 Red Hill Avenue, Suite 100, Tustin, California 92780
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (714) 258-0470

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ( X)   No (   )

     As of January 31, 2002, 27,311,703 shares of the registrant’s common stock were outstanding. There was no market for the registrant’s shares at such date.

Common Stock
(Title of class)

Part I. Financial Information

Item 1. Financial Statements

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2001	January 31, 2002

		(Unaudited)
Current assets:
Cash and cash equivalents	$41,114,046	$33,340,460
Accounts receivable:
Billed	16,818,659	17,895,613
Unbilled	3,338,172	4,173,991
Green power credits	1,176,611	839,150

	21,333,442	22,908,754
Less allowance for doubtful accounts	(3,946,388)	(5,210,196)

Net accounts receivable	17,387,054	17,698,558
Prepaid income taxes	2,109,997	2,138,428
Deferred tax asset	6,607,711	2,481,510
Prepaid expenses and other assets	3,943,625	2,812,119

Total current assets	71,162,433	58,471,075
Property and equipment, net	3,606,078	4,117,592
Restricted cash	28,242,911	23,520,306
Other assets:
Intangible assets	945,000	918,750
Investments, at cost	—	4,866,468
Deposits and notes receivable	388,466	478,465
Deferred tax asset	2,671,058	6,476,774

Total other assets	4,004,524	12,740,457

Total assets	$107,015,946	$98,849,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,404,851	$7,828,267
Notes payable under line of credit	3,888,072	3,578,753
Other current liabilities	7,685,954	3,435,961

Total current liabilities	20,978,877	14,842,981
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock — 10,000,000 shares authorized with no par value; 862,500 and 775,000 shares issued and outstanding at July 31, 2001 and January 31, 2002, respectively	842,112	790,246
Common stock — 50,000,000 shares authorized with no par value; 29,360,363 and 27,304,545 shares issued and outstanding at July 31, 2001 and January 31, 2002, respectively	60,304,847	57,925,497
Retained earnings	24,890,110	25,290,706

Total shareholders’ equity	86,037,069	84,006,449

Total liabilities and shareholders’ equity	$107,015,946	$98,849,430

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,

	2001	2002	2001	2002

Retail energy sales	$34,708,940	$19,811,725	$64,520,514	$38,462,130
Wholesale energy sales	17,247,882	5,546,297	28,937,152	13,842,353

Net energy sales	51,956,822	25,358,022	93,457,666	52,304,483
Green power credits	702,152	858,629	2,307,336	2,072,963

Net revenue	52,658,974	26,216,651	95,765,002	54,377,446
Direct energy costs	11,505,119	18,267,153	35,778,144	43,069,180

Gross margin	41,153,855	7,949,498	59,986,858	11,308,266
Selling and marketing expenses	1,039,357	909,152	2,001,679	1,784,220
General and administrative expenses	4,108,924	5,334,859	7,302,185	9,414,685

Income from operations	36,005,574	1,705,487	50,682,994	109,361
Interest income	442,249	342,071	678,649	819,746
Interest expense	(201,700)	(96,934)	(419,076)	(200,503)

Income before provision for income taxes	36,246,123	1,950,624	50,942,567	728,604
Provision for income taxes	8,380,950	847,475	11,318,240	292,054

Net income	$27,865,173	$1,103,149	$39,624,327	$436,550

Net income per common share:
Basic	$.95	$.04	$1.35	$.02

Diluted	$.81	$.03	$1.16	$.01

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2001	2002

Cash Flows From Operating Activities
Net income	$39,624,327	$436,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	379,400	605,560
Amortization	26,250	26,250
Provision for doubtful accounts	953,126	1,263,808
Tax benefit arising from exercise of stock options	144,317	—
Deferred income taxes	(1,295,492)	320,485
Changes in operating assets and liabilities:
Billed accounts receivable	(2,019,172)	(1,076,954)
Unbilled accounts receivable	(3,102,257)	(835,819)
Green power credits receivable	1,605,558	337,461
Prepaid expenses and other assets	(2,032,982)	1,013,077
Accounts payable	1,035,182	(1,576,584)
Income taxes payable	12,613,732	—
Accrued expenses	(162,333)	(4,249,993)

Net cash provided by (used in) operating activities	47,769,656	(3,736,159)

Cash Flows From Investing Activities
Purchases of property and equipment	(253,874)	(1,117,074)
Purchase of investments	—	(4,866,468)

Net cash used in investing activities	(253,874)	(5,983,542)

Cash Flows From Financing Activities
Borrowings under (repayments of) line of credit	34,202	(309,319)
Decrease (Increase) in restricted cash	(2,488,934)	4,722,605
Dividends paid on preferred stock	—	(25,321)
Repurchase of preferred stock	—	(62,500)
Repurchase of common stock	—	(2,400,000)
Proceeds from exercise of stock options	—	20,650

Net cash provided by (used in) financing activities	(2,454,732)	1,946,115

Increase (decrease) in cash and cash equivalents	45,061,050	(7,773,586)
Cash and cash equivalents at beginning of period	4,213,168	41,114,046

Cash and cash equivalents at end of period	$49,274,218	$33,340,460

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$419,076	$200,503

Income taxes	$12,613,732	$—

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2002
(Unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

     Commonwealth Energy Corporation (the “Company”) was incorporated on August 15, 1997. The Company’s primary business has been the sale of electric power to retail customers in California and, beginning January 2000, in Pennsylvania and beginning in August 2000, the sale of electric power to wholesale customers in California and Pennsylvania. The Company is licensed by the Federal Energy Regulatory Commission (FERC) as a power marketer, by California as an Electric Service Provider and by Pennsylvania as an Electric Generation Supplier. The Company plans to enter new deregulated electric power markets in the future.

     The electric power sold by the Company to its retail customers is delivered to the Company’s customers by Utility Distribution Companies (UDCs) in California and an Electric Distribution Company (EDC) in Pennsylvania, which measure electric power usage by the Company’s customers and bill the customers on behalf of the Company. There are three UDCs in California and one EDC in Pennsylvania which conduct these activities on behalf of the Company.

     The Company’s operations have been in one reportable segment, the domestic electricity distribution industry.

Basis of Presentation

     The condensed consolidated interim financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries and Summit Energy Ventures, LLC (Summit). All intercompany transactions have been eliminated in consolidation.

     The condensed consolidated interim financial statements as of January 31, 2002 and for the three and six month period ended January 31, 2001 and 2002 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and six month period ended January 31, 2002 are not necessarily indicative of the operating results to be expected for the full year or any other period. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended July 31, 2001.

Adjustment of Number of Outstanding Common Shares and Restatement of Per Share Information

     The Company disputed whether certain shares of its common stock issued to its founder were validly issued. Litigation ensued between the Company its founder regarding this and other matters. A settlement of this litigation was approved by the court having jurisdiction over the case on August 15, 2001 and stipulated that 4,720,000 of the founder’s disputed common shares were void. The Company’s legal counsel has advised that such shares should be considered void ab initio, or having never been issued. Accordingly, the Company has restated its prior years’ financial statements to reflect the terms of this settlement. The only change to the Company’s results of operations is in certain previously reported net income per share information, including the results for the three and six months ended January 31, 2001 which have been restated as follows:

	Three months ended		Six months ended
	January 31,2001		January 31, 2002

	Basic	Diluted	Basic	Diluted

As restated	$0.95	$0.81	$1.35	$1.16
As originally reported	$0.86	$0.75	$1.21	$1.05

Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to independent system operator costs, allowance for doubtful accounts, and unbilled receivables and legal claims. Actual results could differ from those estimates.

Revenue and Cost Recognition

     Net revenue from sales of electric power is recognized as the power is delivered to the Company’s customers. Net revenue represents proceeds from energy sales. Direct energy costs include electric power purchased, independent system operator (ISO) fees and scheduling coordination fees. The actual ISO costs are not finalized until a settlement process by the ISO is performed of each day’s activities of all grid participants. Prior to the completion of settlement, the Company estimates and accrues for these costs based on preliminary settlement information. Selling and marketing expenses include salaries of sales and marketing personnel and promotional and advertising costs. General and administrative expenses include salaries for corporate support personnel, rent expenses, insurance expenses, bad debt expenses, depreciation expenses and other costs of the corporate office.

     The Company’s net revenue, including green power credits, is derived from sales to the following class of customers:

	Three months ended January 31,		Six months ended January 31,

	2001	2002	2001	2002

Retail and commercial end users	$35,411,092	$20,670,354	$66,827,850	$40,535,093
Wholesale	17,247,882	5,546,297	28,937,152	13,842,353

	$52,658,974	$26,216,651	$95,765,002	$54,377,446

Unbilled Receivables

     The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales in California through January 19, 2001 were estimated by the Company as the number of kilowatt hours delivered times 95% of the California Power Exchange (“PX”) cost as published by Southern California Edison for residential customers. On January 20, 2001, the PX ceased operations and the Company replaced the PX cost amount with the individual Utility Purchased Energy cost as published by each individual utility.

Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company accounts for stock options granted to its employees and outside directors using the intrinsic value method. Most of the Company’s stock option grants were granted with exercise prices below the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes. In addition, since most stock option grants were vested at their dates of grant, the difference between the exercise prices and such estimated fair values was expensed as stock-based compensation charges as of the date of grant.

Concentration of Credit Risk

     The Company’s concentration of credit risk with respect to accounts receivable is limited due to the large number of customers who are spread primarily throughout California and Pennsylvania. In addition, the Company maintains allowances for potential credit losses.

     As of January 31, 2002, 53.0% of the Company’s billed and unbilled receivables are due from a large number of retail and commercial end users in California and Pennsylvania who are billed by and make remittances to the UDC’s or the EDC that deliver their electricity which, in turn, forward such remittances to the Company. One of the UDC’s, Pacific Gas and Electric (PG&E), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts which approximated $1,104,000 at

January 31, 2002. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC’s.

     The remainder of the Company’s billed and unbilled accounts receivable are due primarily from wholesale customers including $3,696,854 due from Automated Power Exchange (APX). This amount includes $2,356,879 in ISO credit holdbacks relating to November 2000, January 2001, and August 2001 activity. APX has informed the Company that the holdbacks were made, in part, because certain organizations, including PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to APX. We have established an allowance of $2,327,171 for doubtful accounts related to the APX holdbacks based on our estimates of the amounts that will ultimately be collected from APX. In addition, PG&E has withheld payment of approximately $1,104,000 from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings.

     During the six months ended January 31, 2002, sales to PJM Interconnection in Pennsylvania represented approximately 15% of the Company’s total net revenue. Payment terms of these energy sales are net 15 days of the invoice date. During the six months ended January 31, 2002, no other customer represented over 10% of the Company’s net revenue. During the six months ended January 31, 2001, sales to the California Power Exchange represented approximately 20% of the Company’s total net revenue. No other customer represented over 10% of the Company’s net revenue during the six months ended January 31, 2001.

2.	Market and Regulatory Risks

California Deregulated Electric Power Markets

     California has been experiencing extreme fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission (“CPUC”), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. The Company is actively seeking relief from this ruling. There is no assurance that any legislative or legal appeal will give us relief from the state’s suspension of direct access.

     In addition to regulatory and legislative risks, one of the UDC’s in California, PG&E, with which the Company interacts to conduct its business has filed for bankruptcy protection. Other utilities in California also could seek protection of bankruptcy in the future.

Commitments to Purchase Electric Power

     For the California market, the Company has entered into a contract, which expires on June 30, 2002, to acquire 2,400 MWH of electric power per day through December 31, 2000 and 3,000 MWH per day for the remainder of the contract. The Company is obligated to minimum electric purchases of $32.3 million during the year ending July 31, 2002, under this commitment. The electric power acquired under this contract qualifies for the California “Green Power Credit” upon its resale to certain classes of customers.

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

Pennsylvania Operations

     In accordance with its standard customer contract in Pennsylvania, the Company may charge only certain maximum rates for its sales of electric power which, at times, could be less than the Company’s costs of acquiring, distributing and scheduling such electric power. Energy capacity charges for servicing electric power in Pennsylvania market varies significantly from month to month and can effect gross profit margins.

California Green Power Credits

     The state of California enacted the Public Purpose Program which established a $540 million fund to provide overall incentives to suppliers of “green” power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per kWh which effective July 31, 2000, has been at a rate 1.0 cent per kWh. The Company received Green Power Credits of $2,307,336 for the six months ended January 31, 2001 and $2,072,964 for the six months ended January 31, 2002, which are included in the Company’s net revenue. The benefit of these credits has been passed through to the Company’s customers. As of January 31, 2002, the legislative action required to extend the program had not been approved and the Company does not know if the subsidy will be continued.

3.	Per Share Information

     The amount of net income used in the calculations of basic and diluted net income per common share includes cumulative preferred dividend requirements of $21,237 and $17,300 for the three months ended January 31, 2001 and 2002, respectively and $42,474 and $35,954 for the six months ended January 31, 2001 and 2002, respectively.

Basic and diluted net income per common share is computed as follows:

	Three months ended January 31,		Six months ended January 31,

	2001	2002	2001	2002

Numerator:
Net income	$27,865,173	$1,103,149	$39,624,327	$436,550
Preferred stock dividend	(21,237)	(17,300)	(42,474)	(35,954)

Income applicable to common stock — Basic	27,843,936	1,085,849	39,581,853	400,596
Assumed conversion of preferred stock	21,237	17,300	42,474	35,954

Net income — Dilutive	$27,865,173	$1,103,149	$39,624,327	$436,550

Denominator:
Average outstanding shares — Basic	29,391,714	27,304,545	29,372,935	27,607,421
Dilutive shares:
Exercise of stock options	3,896,480	3,598,446	3,872,594	3,606,230
Conversion of preferred stock into common stock	939,000	781,250	939,000	814,286

Average outstanding shares —Dilutive	34,227,194	31,684,241	34,184,529	32,027,937

     For all periods presented, the effects of stock options with exercise prices in excess of the estimated fair value of the Company’s common stock and of the exercise of warrants have been excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

4.	Investment in Summit Energy Ventures, LLC

     In July 2001, the Company invested $15,000,000 in Summit and, if Summit invests 75% of the initial $15,000,000 investment, the Company may, solely at its discretion, invest up to an additional $10,000,000 in Summit. Summit was formed in July 2001 for the purpose of investing in energy and energy-related companies. Summit is to exist through June 29, 2006, which date may be extended for up to two additional one year periods by mutual agreement of the parties. Summit’s Investment Committee, which is comprised of three members appointed by the Company’s management, must approve of any investments to be made by Summit. Accordingly, because of this control over Summit’s investments, Summit financial statements are included in the Company’s consolidated financial statements.

     As of January 31, 2002, the Company’s interest in Summit is a 100% preferred membership interest and, after the Company receives its original capital and a 10% preferred return, profits of Summit are to be allocated 60% to the Company and 40% to Steven Z. Strasser, the owner of Summit’s investment manager, Northwest Power Management (Northwest). Net losses are allocated per capital contribution. Northwest receives no return until after the Company receives return of its investment and 10% preferred annual return on its investment. The Company shall have the option to purchase any of Summit’s investments on such terms and conditions that are established between the Company and Northwest.

     Condensed balance sheet information for Summit at July 31, 2001 and January 31, 2002, which is included in the Company’s consolidated financial statements, is as follows:

	July 31, 2001	January 31, 2002

Assets:
Cash and cash equivalents	$14,635,411	$9,801,064
Prepaid management fees	379,110	227,055
Investment in Envenergy, Inc., at cost	—	2,029,669
Investment in Turbocor, Inc., at cost	—	2,836,800

	$15,014,521	$14,894,588

Members equity	$15,014,521	$14,894,588

     The effect of Summit’s results of operations during the six months ended January 31, 2002 on the Company’s consolidated results of operations was a loss of $.1 million.

     In October 2001, Summit Energy invested $2,029,668 in Envenergy, Inc. representing a 9% ownership in that company. In January 2002, Summit Energy invested $2,836,800 in Turbocor, Inc. representing a 7% ownership in that company. These investments will be accounted for as an available for sale equity investment.

5.	Other Current Liabilities

     Other current liabilities are comprised of the following at July 31, 2001 and January 31, 2002:

	July 31, 2001	January 31, 2002

Payroll and related	$467,511	$668,538
Severance costs	75,000	—
Legal accruals	1,476,584	1,168,034
Customer termination costs	65,000	58,922
Settlement of litigation with founding	4,790,000	—
Other	811,859	1,540,467

	$7,685,954	$3,435,961

6.	Property and Equipment, Net

     Property and equipment, net is comprised of the following at July 31, 2001 and January 31, 2002:

	July 31, 2001	January 31, 2002

Office furniture and equipment	$1,227,536	$1,265,635
Information technology equipment and systems	4,094,531	5,167,697
Leasehold improvements	119,629	125,438

	5,441,696	6,558,770
Less accumulated depreciation and amortization	(1,835,618)	(2,441,178)

	$3,606,078	$4,117,592

7.	Restricted Cash and Intangible Assets

Restricted Cash

     Restricted cash consists of the following at July 31, 2001 and January 31, 2002:

	July 31, 2001	January 31, 2002

Short-term investments pledged as collateral for letters of credit in connection with agreements for the purchase of electric power	$13,607,500	$13,719,242
Cash and cash equivalents of Summit	14,635,411	9,801,064

	$28,242,911	$23,520,306

     The Company is required to pledge an amount equivalent to 45 days of energy purchases under the contracts for the purchase of electric power. The funds in Summit are committed to the purpose of investing in energy and energy related companies.

Intangible Assets

     The Company’s intangible assets represent the net unamortized costs of purchasing, in July 1999, the 1-800-Electric telephone number and the rights to eight internet domain names. The initial cost of these intangible assets was $1,050,000. Amortization expense for these intangible assets was $26,250 for the months ended January 31, 2001 and 2002.

8.	Line of Credit

     On June 29, 2000, the Company entered into a three-year, $15 million line of credit. Borrowings under the line of credit, which amounted to $3,578,753 at January 31, 2002, are collateralized by accounts receivable, inventory and other assets. In connection with obtaining the line of credit, the Company agreed to pay a closing fee of $300,000, one-half of which was paid at closing and the remainder to be paid incrementally at each annual renewal date. The Company also issued the lender a warrant expiring June 29, 2003 to purchase 100,000 shares of the Company’s common stock at a price of $5.50 per share. Interest on borrowings is based on the lender’s prime rate plus 1.75%. At January 31, 2002, the interest rate on borrowings under the line of credit was 9.0%. The credit line is subject to certain financial covenants in the event the Company’s net worth falls below $10 million or the Company operates with a negative gross profit.

     On August 10, 2001, the Company restructured its line of credit to shorten the maturity date to June 29, 2002 and to reduce the amount of the line of credit to $10 million.

9.	Shareholders’ Equity

Convertible Preferred Stock

     The convertible preferred stock provides cumulative dividends which accrue at an annual rate of 10% and are payable at the discretion of the Company. Cumulative unpaid dividends were $98,247 as of January 31, 2002. Each convertible preferred share is convertible into one share of the Company’s common stock at the shareholder’s discretion and has full voting rights. In addition, preferred shareholders are entitled to preferential liquidation rights over common stock in the amount of $1.00 per share plus an amount equal to all declared but unpaid dividends.

Common Stock

     At January 31, 2002, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock	775,000
Reserved for exercise of common stock warrants	100,000
Reserved for exercise of outstanding stock options	10,198,692

11,073,692

Founder’s Shares

     The Company’s corporate records state that the founder’s shares of common stock were issued in exchange for the payment of $140,000 in the form of cash payments totaling $90,000 and personal property having a value of $50,000; however, the Company was not able to verify that all of this consideration was actually paid to the Company. Accordingly, the Company’s Board of Directors, on February 23, 2001, instructed the Company’s management to reflect on the corporate records that only a portion of the shares issued to the founder be recognized as validly issued.

     Subsequent to the actions described above, claims and counterclaims were filed by the Company and the founder. On August 10, 2001, a settlement was reached with the founder which was approved by the court having jurisdiction over the case on August 15, 2001. The material terms of the settlement provided that the Company pay the founder $4,790,000 in damages and an additional $2,400,000 to purchase 1,175,160 shares of the Company’s common stock claimed to be held by the founder. The settlement agreement also provided that the remaining 4,720,000 shares of the Company’s common stock claimed be held by the founder were void. The Founder also agreed to release his claims to the shares of the Company’s common stock held by the Company pursuant to the Accommodation Agreement and to the Company’s obligation to him under a severance agreement. The founder also agreed that he would have no future ownership in the Company. The loss on the settlement of $4,790,000, which is net of the previously accrued severance payable to the founder of $927,554, was recorded as of July 31, 2001.

Stock Options

     The Company’s Board of Directors has approved grants of options to acquire a total of 12,903,825 shares of the Company’s common stock to the Company’s employees, outside directors and service providers. As of January 31, 2002, 10,198,692 of these stock options were outstanding.

     Stock option activity for the six months ended January 31, 2002 is set forth below:

	Options Outstanding

		Exercise	Weighted-
	Number	Price	Average
	of Shares	per Share	Exercise Price

Balance at July 31, 2001	10,283,192	$.01 - $3.75	$1.792
Options granted	2,000	3.75	3.750
Options exercised	(30,000)	.01 - 1.00	0.600
Options expired or forfeited	(56,500)	.05 - 3.75	0.849

Balance at January 31, 2002	10,198,692	$.01 - $3.75	$1.793

Warrants

     As part of the $15 million credit line agreement dated June 29, 2000, the lender received warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $5.50 per share and expire upon the maturity of the loan agreement on June 29, 2003. The fair value of the warrants was nominal at their date of issuance.

10.	Income Taxes

     For the six months ended January 31, 2002, the Company’s provision for income taxes was comprised of the following:

	Current	Deferred	Total

Federal	$(28,431)	$125,383	$96,952
State	—	195,102	195,102

Total	$(28,431)	$320,485	$292,054

     The Company’s net deferred tax asset as of January 31, 2002 was $8,958,284 and is net of a valuation allowance of $908,816. During the six months ended January 31, 2002, the valuation allowance remained unchanged. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Company has available for federal and state income tax purposes a net operating loss carry forward of approximately $2,300,000, which will begin to expire in 2018 and 2006, respectively, if not sooner utilized.

     The Company has experienced an ownership change under federal and state income tax law. Accordingly, the amount of the Company’s taxable income which may be offset by losses generated prior to the ownership change is limited.

11.	Commitments and Contingencies

Severance Agreement and Litigation with Company’s Founder

     The Company’s founder and former chairman and Chief Executive Officer had an employment agreement with a subsidiary of the Company. He was asked to resign and he subsequently resigned from his positions with the subsidiary in consideration of a severance agreement effective June 1, 2000. Said severance agreement expressly waives any claims by him for any bonuses otherwise referenced in his previous five-year employment agreement with the subsidiary of the Company. The severance agreement also provides for monthly payments to him for $21,261 through December 31, 2004. The present value of $927,254 of this obligation to the Company’s former chairman and Chief Executive Officer, based upon a discount rate of 10%, was recorded as of June 1, 2000. In December 2000, the Company ceased making severance payments under this arrangement pending the outcome of litigation between the Company and its founder as more fully described in Note 9.

Litigation

     From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company’s financial condition or its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

     As of January 31, 2002, we delivered electricity to approximately 90,600 customers in California and Pennsylvania. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us.

     We do not have our own electricity generation facilities. The power we sell to our customers is purchased from generators. During fiscal 2000, in both California and Pennsylvania, we purchased electricity both under long-term contracts and in the spot market. By the end of fiscal 2001, substantially all of our electricity was purchased under long-term contracts.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to independent system operator costs, the allowance for doubtful accounts and unbilled receivables and legal claims. Actual results could differ from those estimates.

     Our net revenue from sales of electric power is recognized as the power is delivered to the Company’s customers. Net revenue represents proceeds from energy sales to the following class of customers: Retail and commercial end users, and Wholesale.

     Direct energy costs include electric power purchased, independent system operator fees and scheduling coordination fees. The actual independent system operator costs are not finalized until a settlement process by the ISO is performed of each days activities of all grid participants. Prior to the completion of settlement, we estimate and accrue for these costs based on preliminary settlement information.

     Selling and marketing expenses include salaries of sales and marketing personnel and promotional and advertising costs. General and administrative expenses include salaries for corporate support personnel, rent expenses, insurance expenses, bad debt expenses, depreciation expenses and other costs of the corporate office.

     As a result of market conditions in California during fiscal 2001, the credit worthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. The resulting impact on the Company has been a holdback of $3,696,854 in amounts due to us from the Automated Power Exchange (APX) related to November 2000, January 2001 and August 2001 activity. The APX has informed us that the holdbacks were made, in part because PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to the APX. We have established an allowance of $2,327,171 for doubtful accounts related to the APX holdbacks based upon our estimates of the amounts that will ultimately be collected from the APX. In addition, PG&E has withheld payments of approximately $1,104,000 from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings. In addition to these specific allowances, we provide for estimated doubtful accounts on our energy sales.

     The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales in California are estimated by the Company as the number of kilowatt hours delivered times 95% of the individual Utility Purchased Energy cost as published by each individual utility for residential customers. Unbilled receivables from sales in Pennsylvania are estimated in the same manner, except using the average current customer sales price per kilowatt hour.

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We accrue for estimates losses on such matters in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”.

Results of Operations

Three months ended January 31, 2002 compared to three months ended January 31, 2001

Retail Energy Sales

     Electricity sales to retail and commercial end-users decreased by $14.9 million, or 42.9% from $34.7 million for the three months ended January 31, 2001 to $19.8 million for the three months ended January 31, 2002. California electricity retail sales which decreased $15.1 million were offset by an increase in Pennsylvania electricity retail sales of $.2 million. The average retail price per kWh in California for the three months ended January 31, 2001 was $.145 compared to $.083 for the three months ended January 31, 2002. Total kilowatt hours of electricity billed in California for the three months ended January 31, 2002 was 158.7 million compared to 131.3 million for the three months ended January 31, 2001. The average retail price per kWh in Pennsylvania for the three months ended January 31, 2002 was $.056 compared to $.050 for the three months ended January 31, 2001. Total kilowatt hours of electricity billed in Pennsylvania for the three months ended January 31, 2002 was 98.9 million compared to 93.0 million in the prior year. At January 31, 2002, we had 90,600 customers compared to 95,000 customers at January 31, 2001.

Wholesale energy sales

     The $5.5 million wholesale sales revenue for the three months ended January 31, 2002 consisted of California sales of $2.4 million and Pennsylvania sales of $3.1 million. Our major California wholesales customer was Sempra Energy. California wholesale energy sales decreased from $17.2 million for the three months ended January 31, 2001 to $2.4 million for the three months ended January 31, 2002. The wholesale price per kWh decreased from $.175 for the three months ended January 31, 2001 to $.022 for the three months ended January 31, 2002. Total wholesale kilowatt hours sold in California for the three months ended January 31, 2002 was 110.7 million compared to 88.9 million for the three months ended January 31, 2001. Pennsylvania wholesale energy sales increased from $.1 million for the three months ended January 31, 2001 to $3.1 million for the three months ended January 31, 2002. The wholesale price per kWh decreased from $.033 for the three months ended January 31, 2001 to $.025 for the three months ended January 31, 2002. Total wholesale kilowatt hours sold in Pennsylvania for the three months ended January 31, 2002 was 149.9 million compared to 2.9 million for the three months ended January 31, 2001.

Green power credit

     Green power credit revenue increased from $.7 million for the three months ended January 31, 2001 to $.9 million for the three months ended January 31, 2002. The increase is due to a small increase in the customer base that was eligible for green power credits during the six months ended January 31, 2002 offset by the reserve of the January green power credit revenue. The January green power credit revenue was fully reserved because the legislative action to extend the program past December 31, 2001 has not been approved and the company does not know if the subsidy will be continued.

Direct energy costs

     Direct energy costs increased to $18.3 million for the three months ended January 31, 2002, an increase of $6.8 million, or 58.8%, from $11.5 million for the three months ended January 31, 2001. California direct energy costs increased from $5.8 million during the three months ended January 31, 2001 to $7.4 million for the three months ended January 31, 2002. Pennsylvania direct energy costs increased from $5.7 million for the three months ended January 31, 2001 to $10.9 million during the three months ended January 31, 2002. The increase in California direct energy costs was the result of higher scheduling costs and higher kWhs purchased, partially offset by lower energy purchase prices. During the three months ended January 31, 2002, we purchased 298.1 million kWhs compared to 238.6 million kWhs for the three months ended January 31, 2001. California scheduling costs increased by $.7 million as a result of reduced negative congestion credits received from the California ISO of $3.1 million during the three months ended January 31, 2002, partially offset by the final settlement of California ISO scheduling costs for $2.4 million below prior period estimates. Our California average energy purchase price decreased from $.037 per kWh during the three months ending January 31, 2001 to $.033 per kWh for the three months ended January 31, 2002. Pennsylvania direct energy costs increased due to purchases of 257.4 million kWhs of electricity during the three months ended January 31, 2002 compared to purchases of 138.6 million kWhs during the three months ended January 31, 2001. Our Pennsylvania average energy purchase price increased from $.034 per kWh during the three months ended January 3, 2001 to $.038 per kWh for the three months ended January 31, 2002. Pennsylvania scheduling remained unchanged during the three months ended January 31, 2002 compared to the three months ended January 31, 2001. Direct energy costs, as a percent of net revenues, increased from 21.85% for the three months ended January 31, 2001 to 69.7% for the three months ended January 31, 2002. This increase was primarily the result of decreased sales prices in the California and Pennsylvania wholesale market.

Selling and marketing expenses

     Selling and marketing expenses decreased $.1 million, or 12.5%, from $1.0 million for the three months ended January 31, 2001 to $.9 million for the three months ended January 31, 2002. The decrease is primarily a result of a decrease in contact center activities as the Company reduced its activities for the solicitation of new customers and a closed retail store. Contact center salary costs decreased by $.08 million and the store closure contributed a decrease of $.04 million.

General and administrative expenses

     General and administrative expenses increased from $4.1 million for the three months ended January 31, 2001, an increase of $1.2 million, or 29.4% to $5.3 million for the three months ended January 31, 2002. This is primarily the result of increased legal expenses of $.5 million and year-end incentive bonuses of $.6 million to the Company’s employees. The increase in legal expenses is primarily related to increased litigation defense costs and legal fees for filing our registration statement and reports with the Securities and Exchange Commission. The balance of the increase is the result of management fees paid to the investment manager of Summit Energy Ventures.

Interest income

     Interest income decreased to $.3 million for the three months ended January 31, 2002, a decrease of $.1 million or 22.7%, from $.4 million for the three months ended January 31, 2001. The decrease is attributable to the decrease in cash flow available for investments provided from operations during fiscal 2002 and by lower yields on short-term investments during the three months ended January 31, 2002.

Interest expense

     Interest expense decreased to $.1 million for the three months ended January 31, 2002, a decrease of $.1 million or 51.9%, from $.2 million for the three months ended January 31, 2001. The decrease is attributable to lower borrowings under our revolving line of credit and a decline in the average interest rate for the three months ended January 31, 2001.

Provision for income taxes

     The provision for income taxes during the three months ended January 31, 2002 was $.8 million compared to a provision for income taxes of $8.4 million for the three months ended January 31, 2001. We reported net income of $2.0 million before income taxes for the three months ended January 31, 2002 compared to income before income taxes of $36.2 million for the three months ended January 31, 2001. The provision for income taxes as a percentage of income before income taxes was 43.4% and 23.1% for the three months ended January 31, 2002 and 2001, respectively. This increase in rate was due to the reversal of the valuation allowance on deferred tax assets of $10.3 million during the three months ended January 31, 2001.

Net income

     Net income decreased to $1.1 million for the three months ended January 31, 2002, a decrease of $26.8 million from the $27.9 million net income for the three months ended January 31, 2001. This decrease in net income is attributable primarily to a $33.2 million decrease in gross margin and an increase in general and administrative expenses of $1.2 million, offset in part by a decrease in the provision for income taxes of $7.5 million and decrease in sales and marketing expenses of $.1 million.

Six months ended January 31, 2002 compared to six months ended January 31, 2001

Retail Energy Sales

     Electricity sales to retail and commercial end-users decreased by $26.1 million, or 40.4% from $64.5 million for the six months ended January 31, 2001 to $38.5 million for the six months ended January 31, 2002. California electricity retail sales which decreased $28.4 million were offset by an increase in Pennsylvania electricity retail sales of $2.4 million. The average retail price per kWh in California for the six months ended January 31, 2001 was $.178 compared to $.085 for the six months ended January 31, 2002. Total kilowatt hours of electricity billed in California for the six months ended January 31, 2002 was 303.6 million compared to 311.4 million for the six months ended January 31, 2001. The average retail price per kWh in Pennsylvania for the six months ended January 31, 2002 was $.056 compared to $.048 for the six months ended January 31, 2001. Total kilowatt hours of electricity billed in Pennsylvania for the six months ended January 31, 2002 was 217.5 million compared to 166.1 million in the prior year. At January 31, 2002, we had 90,000 customers compared to 95,000 customers at January 31, 2001.

Wholesale energy sales

     The $13.8 million wholesale sales revenue for the six months ended January 31, 2002, consisted of California sales of $5.4 million and Pennsylvania sales of $8.4 million. Our major California wholesales customers were California Department of Water Resources and Sempra Energy. California wholesale energy sales decreased from $28.8 million for the six months ended January 31, 2001 to $5.4 million for the six months ended January 31, 2002. The wholesale price per kWh decreased from $.159 for the six months ended January 31, 2001 to $.024 for the six months ended January 31, 2002. Total wholesale kilowatt hours sold in California for the six months ended January 31, 2002 was 228.8 million compared to 180.9 million for the six months ended January 31, 2001. Pennsylvania wholesale energy sales increased from $.1 million for the six months ended January 31, 2001 to $8.4 million for the six months ended January 31, 2002. The wholesale price per kWh decreased from $.033 for the six months ended January 31, 2001 to $.026 for the six months ended January 31, 2002. Total wholesale kilowatt hours sold in Pennsylvania for the six months ended January 31, 2002 was 318.2 million compared to 2.9 million for the six months ended January 31, 2001.

Green power credit

     Green power credit revenue decreased from $2.3 million for the six months ended January 31, 2001 to $2.1 million for the six months ended January 31, 2002. The decrease is due to a small increase in the customer base that was eligible for green power credits during the six months ended January 31, 2002 offset by the reserve of the January green power credit revenue. The January green power credit revenue was fully reserved because the legislative action to extend the program past December 31, 2001 has not been approved and the company does not know if the subsidy will be continued.

Direct energy costs

     Direct energy costs increased to $43.0 million for the six months ended January 31, 2002, an increase of $7.3 million, or 20.4%, from $35.8 million for the six months ended January 31, 2001. California direct energy costs decreased from $25.6 million during the six months ended January 31, 2001 to $17.4 million for the six months ended January 31, 2002. Pennsylvania direct energy costs increased from $9.8 million for the six months ended January 31, 2001 to $25.6 million during the six months ended January 31, 2002. The decrease in California direct energy costs was the result of lower energy purchase price and scheduling costs. Our California average energy purchase price decreased from $.054 per kWh during the six months ending January 31, 2001 to $.032 per kWh for the six months ended January 31, 2002. California scheduling costs were reduced $4.6 million by using one scheduling coordinator during the six months ended January 31, 2002 compared to three scheduling coordinators during the six months ended January 31, 2001. Scheduling costs were reduced by the final settlement of California ISO costs for $2.4 million below prior period estimates. Pennsylvania direct energy costs increased due to purchases of 542.7 million kWhs of electricity during the six months ended January 31, 2002 compared to purchases of 234.8 million kWhs during the six months ended January 31, 2001. Pennsylvania energy purchase price decreased from $.045 per kWh during the six months ended January 31, 2001 to $.038 per kWhs for the six months ended January 31, 2002. Pennsylvania scheduling costs increased $2.6 million as a result of scheduling more kWhs across the transmission and distribution system during the six months ended January 31, 2002 compared to the six months ended January 31, 2001. Direct energy costs, as a percent of net revenues, increased from 37.4% for the six months ended January 31, 2001 to 79.2% for the six months ended January 31, 2002. This increase was primarily the result of decreased sales prices in the California wholesale market.

Selling and marketing expenses

     Selling and marketing expenses decreased $.2 million, or 10.9%, from $2.0 million for the six months ended January 31, 2001 to $1.8 million for the six months ended January 31, 2002. The decrease is primarily a result of a decrease in contact center activities as the Company reduced its activities for the solicitation of new customers. Contact center salary costs decreased by $.3 million which was offset by an increase in marketing consultants of $.1 million.

General and administrative expenses

     General and administrative expenses increased $2.1 million, or 28.9% from $7.3 million for the six months ended January 31, 2001, to $9.4 million for the six months ended January 31, 2002. This is primarily the result of increased legal expenses of $.9 million, the continued development activities on our billing system of $.3 million, management fees for Summit Energy Ventures of $.2 million, and Pennsylvania gross receipt taxes of $.4 million. The increase in legal expenses is primarily related to increased litigation defense costs and legal fees for filing our registration statement and reports with the Securities and Exchange Commission. Additionally, Summit Energy Venture management fees of $.2 million, not incurred in the prior year, are related to the formation of Summit in July 2002.

Interest income

     Interest income increased to $.8 million for the six months ended January 31, 2002, an increase of $.1 million or 20.8%, from $.7 million for the six months ended January 31, 2001. The increase is attributable to an increase in our short term investments from the cash provided from operations during the second six months of fiscal 2001, partially offset by lower yields on short-term investments during the six months ended January 31, 2002.

Interest expense

     Interest expense decreased to $.2 million for the six months ended January 31, 2002, a decrease of $.2 million or 52.2%, from $.4 million for the six months ended January 31, 2001. The decrease is attributable to lower borrowings under our revolving line of credit and a decline in the average interest rate for the six months ended January 31, 2001.

Provision for income taxes

     The provision for income taxes decreased to $.3 million for the six months ended January 31, 2002, a decrease of $11.0 million from $11.3 for the six months ended January 31, 2001. We reported income of $.7 million before income taxes for the six months ended January 31, 2002 compared to income before income taxes of $50.9 million for the six months ended January 31, 2001. The provision for income tax as a percentage of income before income taxes was 40% and 22.2% for the six months ended January 31, 2002 and 2001, respectively. This increase in rate was due to the reversal of the valuation allowance on deferred tax assets of $10.3 million during the six months ended January 31, 2001.

Net income

     Net income decreased to $.4 million for the six months ended January 31, 2002, a decrease of $39.2 million from the $39.6 million net income for the six months ended January 31, 2001. This decrease in net income is primarily attributable to a $48.7 million decrease in gross margin and an increase in general and administrative expenses of $2.1 million, offset in part by a decrease in selling and marketing expenses of $.2 million, a decrease in the provision for income taxes of $11.0 million and increase in net interest income of $.4 million.

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

     Cash flow used in operations for the six months ended January 31, 2002 was $3.7 million, a decrease of $51.5 million compared with cash provided by operations for the six months ended January 31, 2001 of $47.8 million. Net income for the six months ended January 31, 2002 of $.4 million, compared to a net profit of $39.6 million for the six months ended January 31, 2001, was the primary reason for this decrease which primarily resulted from California’s lower wholesale prices. In addition, during the six months ended January 31, 2002, there was a decrease in energy receivables of $1.9 million also due to the lower wholesale prices in California, a decrease in accounts payable of $1.6 million, a decrease in accrued expenses of $4.2 million due to legal settlement with our former CEO, and a decrease in deposits, prepaids and other assets of $1.0 million.

     Investing activities for six months ended January 31, 2002 include purchases of property and equipment of $1.1 million, an increase of $.9 million compared to the six months ended January 31, 2001 and investments through Summit Energy of $4.9 million.

     Cash flow provided by financing activities for the six months ended January 31, 2002 was $1.9 million, compared to cash used of $2.5 million for the six months ended January 31, 2001. The increase of $4.4 million is due primarily to the $2.4 million repurchase of common stock during the six months ended January 31, 2002 and a decrease in borrowings under our line of credit of $.3 million. In addition, during the six months ended January 31, 2001 we were required to increase our restricted cash to fund letters of credit of $1.7 which was not required during the six months ended January 31, 2002.

     The most significant trend that has contributed to the decrease in our liquidity and capital resources during the six months ended January 31, 2002 was the significant decrease in energy prices to consumers and in the wholesale energy markets in California. We believe that consumer energy prices have leveled off and will remain at their current level for the foreseeable future. The wholesale energy market has also stabilized after significant fluctuations during fiscal 2001. Based upon current market conditions, we believe we should be able to enter into new contracts to purchase electricity at approximately the currently contracted rate upon the expiration of our current contract in June 2002. Therefore, based on these factors, we believe that our liquidity and capital resources will not be adversely affected in the coming year.

     As a result of market conditions in California during fiscal 2001, the credit worthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. The resulting impact on the Company has been a holdback of $3,696,854 in amounts due to us from the Automated Power Exchange (APX) related to November 2000, January 2001 and August 2001 activity. The APX has informed us that the holdbacks were made, in part because PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to the APX. We have established an allowance of $2,327,171 for doubtful accounts related to the APX holdbacks based upon our estimates of the amounts that will ultimately be collected from the APX. In addition, PG&E has withheld payments of approximately $1,104,000 from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings.

     On September 20, 2002, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. Currently there are two draft decisions before the CPUC for ruling related to the effective date of the suspension; one (Barnett Decision) calls for retroactive suspension to July 1, 2001. During June through September 2001, we entered into new long-term electric service agreements with several large commercial and industrial customers in California. The contracts were all completed prior to the September 20, 2001, CPUC ruling to suspend “direct access.” Based on the historical consumption data of these commercial and industrial customers, we expect these new contracts to add approximately 600 million kWhs annually at an average rate of $.089 per kWh. Delivery to these customers began in October 2001 and all the new customer meters were on-line by January 2002. In the event that the CPUC should retroactively invoke the suspension of direct access, all of these contracts would be void and the customers returned to their respective UDC. Revenues related to these contracts was $.7 million for the six months ended January 31, 2002. We are actively seeking relief from this ruling. There is no assurance that any legislative or legal appeal will give us relief from the state’s suspension of direct access.

     As of January 31, 2002, $15 million in cash was invested in Summit Energy Ventures. Under certain circumstances, we may at our discretion, invest an additional $10 million in Summit. If this additional amount of cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for other growth initiatives within the Company.

     As of January 31, 2002, the Company has minimum cash contractual obligations as follows:

		For the six	For the years ending July 31,
		months ending
	Total	July 31, 2002	2003	2004	2005

Electricity purchase contracts	$83,485,800	$30,773,820	$32,565,300	$20,146,680	$—
Notes payable under line of credit	3,578,753	3,578,753	—	—	—
Operating leases	1,475,072	422,700	652,949	371,835	27,588

	$88,539,625	$34,775,273	$33,218,249	$20,518,515	$27,588

     The Company is in negotiations to secure new California energy purchase contracts comparable to the existing contract which expires June 2002. Based upon current market conditions, we believe we should be able to enter into new contracts to purchase electricity at approximately the currently contracted rate.

     We expect that our existing funds, our existing line of credit and our cash flow from operations will be sufficient to fund our operations and meet our capital requirements for the next 12 months.

Inflation.

     Inflation has not been a material factor in either revenue or operating expenses during our existence.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have or use any derivative instruments as of January 31, 2002 nor do we have any plans to enter into such derivative instruments. We generally invest cash equivalents in high-quality credit instruments consisting primarily of high yielding money market funds, bankers acceptance notes and government agency securities with maturities of 90 days or less. We do not expect any material loss from our cash equivalents and, therefore, believe that our potential interest rate exposure is not material. We do not currently invoice customers in any currency other than the United States dollar. In addition, we do not currently incur significant expenses denominated in foreign currencies. Therefore, we believe that we are not currently subject to significant risk as a result of currency fluctuations.

     An electricity price change of $.01 per kWh, has an estimated annual impact on our net revenue of:

California Pennsylvania	$18.1 million $11.0 million

Forward-Looking Statements.

     This registration statement includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this documents are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the subsidiary companies, extension of Commonwealth’s business model to new markets and industries, demand in the market for UtiliHost services, completion of acquisitions of certain assets, and growth or retail energy operations and demand for retail energy outsourcing and back office solutions. When used in this document, the words “anticipate,” “believe,” “estimate,” “expects,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Although Commonwealth believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurances can be given that actual results will be consistent with these forward looking statements. In particular, the following items may affect our future:

•	The California State Legislature, the Governor’s Office and the California Public Utilities Commission may enact and enforce legislation that could adversely affect our operations in California.

•	We are required to obtain and maintain licenses from the states in which we sell electricity.

•	In certain states, competitive restructuring of retail marketing may prevent us from selling electricity.

•	We are completely dependant upon a limited number of third parties that we do not control to generate and supply to us electricity and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.

•	We are completely dependent upon a limited number of utilities that we do not control for the transmission and distribution of the electricity we sell to our customers and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.

Part II. Other Information

Item 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

     Joseph P. Saline, a member of our Board of Directors elected by the cumulative ballot vote of our former founder and Chief Executive Officer Frederick Bloom (see disclosure above), has filed two lawsuits. On August 16, 2001, Mr. Saline filed a civil suit against us seeking the production of certain corporate records. We have provided Mr. Saline with documents he requested under the protection of a court order which the Judge prohibits him from disclosing those documents to other persons outside our Board of Directors members. The Company has cooperated with Mr. Saline in his request for documents. On October 29, 2001, Mr. Saline filed a claim for certain preferred shareholder rights which differ from the rights set forth in the Certificate of Determination concerning preferred shares filed with the California State Department of Corporations. The Company has answered and filed a cross-action for declaratory relief. This litigation is ongoing.

     On February 1, 2002, Joseph Saline, Kevin Biswell, Joseph O’Gundiji and Michael Doak filed a complaint in California Superior Court against us challenging the election of one of the Company’s directors at the 2001 annual meeting of shareholders. Plaintiffs contend that Mr. Biswell should have been elected as the fifth member of the five-member board. We are defending against the complaint but have volunteered detailed information about the ballot counting process and results, including verification by PricewaterhouseCoopers, in order to speed the dispute process. [Optional sentence: We have cross-complained against the plaintiffs, raising the issue of whether Mr. Saline was properly elected to the board.] Trial on the matter is scheduled to commence on April 8, 2002. No monetary damages are sought in this action.

     Thirteen former stock sales employees led by Mr. David James commenced a lawsuit against us on February 23, 2001 in Orange County Superior Court alleging that former management had agreed to issue deeply discounted stock options to them as additional compensation for stock sales alleging that we had not issued all of the stock options allegedly earned. We have reflected on our books the issuance of stock options covering 1,221,000 shares of Common Stock to these plaintiffs. The plaintiffs claim they are entitled to options which exceed this amount and have not identified the basis for the number of respective shares under option they claim are owed to them and we, therefore, cannot estimate the impact on our capital structure should they succeed in their lawsuit. In our cross-complaint against these individuals, we have alleged that they committed breach of contract, unfair business practices, misappropriation of trade secrets, intentional interference with prospective economic advantage, unjust enrichment, slander, and fraud.

     There can be no assurance that there are not other employees with similar claims and disputes related to stock option grants.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On January 18, 2002, the Company announced the results of the elections from its Annual Meeting of Shareholders held on November 27, 2001. Of the 28,576,203 shares of capital stock outstanding and entitled to vote at the meeting (comprised of 27,763,703 shares of our common stock and 812,500 shares of preferred stock), there were present at the meeting, in person or by proxy, the holders of 21,772,491 common and preferred shares, representing 76% of the total number of shares entitled to vote at the meeting. The following three proposals were presented and voted on at the shareholder meeting:

     Proposal One: Amendment of the Corporation’s Bylaws to provide for a variable Board to be comprised of between five and nine members. The voting results were: For 13,559,513; Against 7,113,411; Abstain 259,914. The proposal failed to obtain the required 50% plus one vote of the total shares entitled to vote.

     Proposal Two: Appointment of Ernst & Young LLP as auditors. The voting results were: For 20,716,359; Against 50,652; Abstain 111,499. The proposal was approved.

     Proposal Three: Election of five directors. The following nominees to the Board of Directors were elected to serve until the annual meeting of shareholders in 2002: Ian B. Carter; Robert C. Perkins; Junona A. Jonas; Craig C. Goodman and Joseph P. Saline, Jr.

Item 5. Other Information

     From the period June 2001 through September 2001, we entered into long-term electric service agreements with several large commercial and industrial customers in California. The contracts were all completed prior to the September 20, 2001, CPUC ruling to suspend “direct access” pursuant to legislation by the California state legislature. Based on the historical consumption data of these commercial and industrial customers, we expect to add approximately 600 million kWh’s annually at an average rate of $.089 per kWh. Delivery to these customers began in October 2001 and all the new customer meters were on-line by January 2002. Revenues related to these contracts was $.7 million for the six months ended January 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)  The following exhibits are attached hereto or incorporated by reference, as required by Item 601 of Regulation S-K:

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997 (1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999 (1)
3.3	Bylaws of Commonwealth Energy Corporation, as amended (1)
3.4	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998

Exhibit
Number	Title of Exhibit

10.1	Power Purchase Agreement dated April 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company (1)
10.2	First Amendment to Power Purchase Agreement dated as of April 29, 1999 (1)
10.3	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company (1)
10.4	Loan and Security Agreement dated June 28, 2000, between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit (1)
10.5	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit (1)
10.6	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001 (1)
10.7	PECO Energy Company Confirmation Agreement dated January 30, 2001 (1)
10.8	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001 (1)
10.9	Standard Office Lease — Gross dated April 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto (1)
10.10	Standard Sublease dated November 12, 1998, between Kurt Busch and Commonwealth Energy Corporation, for property located at 15991 Redhill Avenue, Suite 200, Tustin, California (1)
10.11	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom (1)
10.12	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000 (1)
10.13	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen (1)
10.14	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver (1)
10.15	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop (1)
10.16	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees (1)
10.17	Amendment Number 6 to lease by and between Warner/Redhill Associates and Frederick Michael Bloom (1)
10.18	Commonwealth vs. Bloom Settlement Agreement Terms, dated August 10, 2001

(1)	Incorporated by reference to the exhibits filed with the Registration Statement on Form 10, File No. 0-33069

     (b)  Reports on Form 8-K.

January 7, 2002	Adopts $10 Million Stock Repurchase Program and Stockholder Rights Plan
January 22, 2002	Report of the Inspector of Election in Connection with the Annual Meeting of Shareholders of Commonwealth Energy Corporation Held on November 27, 2001

SIGNATURES

     All Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Energy Corporation

Date:	March 18, 2002	By:	/s/ Ian B. Carter

		Title:	Chief Executive Officer

Date:	March 18, 2002	By:	/s/ Scott A. Petterson

		Title:	Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997 (1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999 (1)
3.3	Bylaws of Commonwealth Energy Corporation, as amended (1)
3.4	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998 (2)
10.1	Power Purchase Agreement dated April 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company (1)
10.2	First Amendment to Power Purchase Agreement dated as of April 29, 1999 (1)
10.3	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company (1)
10.4	Loan and Security Agreement dated June 28, 2000, between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit (1)
10.5	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit (1)
10.6	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001 (1)
10.7	PECO Energy Company Confirmation Agreement dated January 30, 2001 (1)
10.8	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001 (1)
10.9	Standard Office Lease — Gross dated April 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto (1)
10.10	Standard Sublease dated November 12, 1998, between Kurt Busch and Commonwealth Energy Corporation, for property located at 15991 Redhill Avenue, Suite 200, Tustin, California (1)
10.11	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom (1)
10.12	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000 (1)
10.13	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen (1)
10.14	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver (1)
10.15	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop (1)
10.16	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees (1)
10.17	Amendment Number 6 to lease by and between Warner/Redhill Associates and Frederick Michael Bloom (1)
10.18	Commonwealth vs. Bloom Settlement Agreement Terms, dated August 10, 2001 (2)

(1)	Incorporated by reference to the exhibits filed with the Registration Statement on Form 10, File No. 0-33069
(2)	Incorporated by reference to the exhibits filed with the Quarterly Report for the Quarterly Period Ended October 31, 2001, Form 10-Q, File No. 0-33069.