Form 10-K/A
period 2001-07-31
COMMONWEALTH ENERGY CORP
filed 2002-04-10
CIK 1156443

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2001

Commission File Number: 000-33069

COMMONWEALTH ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

California	33-0769555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15901 Red Hill Avenue, Suite 100, Tustin, California 92780

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (714) 258-0470

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:     Yes ☐     No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

          As of January 31, 2002, 27,311,703 shares of the registrant’s common stock were outstanding. There was no market for the registrant’s shares at such date.

i

PART I

Item 1. Business

A. Background and Overview.

      We were incorporated on August 15, 1997. Since then, our primary business has been the sale of retail electric power to residential and small commercial customers in the newly deregulated California electricity market. We began providing electric service as one of more than 300 licensed Electric Service Providers (“ESPs”) in the state and aggregated customers via an internal call center. As our customer base grew, we began developing software to better manage our back office customer service functions associated with servicing electricity accounts. We also began to provide service to larger commercial, industrial and governmental customers. Once we had established a foothold in California, we expanded our retail electricity services to end users in Pennsylvania, specifically into the Pennsylvania Electric Company territory (“PECO”). We established a new tradename, “electricAmerica,” in Pennsylvania and began aggregating residential, commercial, industrial and governmental customers via our call center. Currently, we sell electric power to approximately 56,000 retail end-use customers in California and approximately 32,000 retail end-use customers in Pennsylvania.

      A portion of the electric power we sell is delivered to our retail and commercial end-user customers by the incumbent utility distribution companies (“UDCs”) and electric distribution companies (“EDCs”). All of these companies serve as the incumbent utility in their jurisdiction and measure electric power usage and bill customers on our behalf but have different names depending upon their respective jurisdiction. Three UDCs in California and one EDC in Pennsylvania conduct these activities on our behalf. The remaining portion of our electric power is sold to large wholesale customers by our own energy trading department.

      The price of electricity can fluctuate significantly. In an attempt to manage this risk, we enter into longer term wholesale power purchase agreements which allows us to purchase fixed daily quantities of electricity at fixed prices.

      During certain times and market conditions, such as when the supply of electricity is scarce, the price of electricity on the wholesale level increases and allows us to resell the electricity that we purchased, in excess of that needed to supply retail and commercial end-user customers, at higher prices to wholesale customers, as occurred in the California marketplace during the summer of 2000 through the winter of 2001. Because of a number of circumstances existing at the time, including weather, market design and conditions and scarcity of supply, we were able to sell electricity into the wholesale market during this period for amounts far in excess of the price at which we purchased the electricity. This allowed us to obtain unusually high revenues and margins for this period; we do not expect this trend to continue and expect that California’s response to the energy crisis of the summer of 2000 through the winter of 2001 will prevent these conditions from recurring in the future.

      Most electricity markets function in a similar manner in that the incumbent utility is the entity that owns the physical wires that transport electricity to each user’s location. The utility company is paid a fee for use of its wires. In addition to this basic service, some states allow the utility company to take on additional responsibilities, such as reading meters, generating bills to customers, collecting bills, taking requests for service changes or problems, etc., while in other jurisdictions the utility is not allowed to, or chooses not to, perform these services. In California and Pennsylvania, the utility companies currently assist us with the preparation, mailing and collection of our bills to end use customers. In addition, the utility companies are invoicing and collecting the charges and fees associated with those services as well as the right to use the distribution network.

      The California marketplace has evolved from a market driven, minute by minute trading forum, (operated by the now bankrupt California Power Exchange), to a system which requires parties to obtain more of their power through the use of forward contracts, or advance purchases and to clear those transactions through the market oversight body called the California Independent System Operator (“CAISO”). The CAISO is responsible for ensuring system reliability and that all electricity put into the grid has a corresponding exit from the grid. This matching of power transactions is done in a constant sequence of 15 minute increments. The Pennsylvania marketplace is governed by a similar structure called the PJM interconnection (“PJM”). The PJM is responsible for matching all power transactions among market participants and ensuring system reliability.

      California has recently passed legislation that requires the California State Public Utilities Commission to suspend direct access. On March 21, 2002, the CPUC ruled to hold the effective date for suspension of direct access as September 20, 2001. The suspension of direct access means that retail electric suppliers, such as our company, will not be allowed to actively seek new customers to enroll for our services. The ruling came in connection with legislation entitled ABX-1, which amended the California Water Code section 801110, to allow for this suspension. This ruling allows us to keep our current customer base intact and only impacts our ESP business in California, not other states. The ruling does, however, prohibit us from signing up new customers for an, as yet, undetermined amount of time. This may affect our ability to continue to increase revenues in the State of California relating to our ESP business operations in this jurisdiction.

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

      As an electric service provider, we are dependent on serving and expanding into deregulated electric service markets. We also have been pursuing other business opportunities in regulated and deregulated electric service markets. Our experience in the energy markets has led us to increase our breadth of service offerings, leverage our existing energy expertise and pursue a diversification strategy that includes:

•	Establishment of a trading desk to better manage and schedule our energy load, and our wholesale power purchases and sales;

•	Sale of energy-efficient products and services to retail customers through our own call center and direct sales force;

•	Management and fulfillment of utility back office functions for energy retailers, generators, utilities, municipalities and cooperatives;

•	Energy management programs, including energy curtailment, distributed generation and alternative power generation for commercial, industrial and governmental electric service customers;

•	Procurement of government sponsored energy-related grants to augment our research and development efforts;

•	Creation of separate, energy-focused profit centers, such as our call center; and

•	Investments in energy-related ventures synergetic with our plans.

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

  1. Retail Electricity

      We offer electric “product” and service to customers on month-to-month or longer-term service contracts. The difference between the customers’ list price for energy and the sum of our wholesale electricity purchase cost and ancillary costs provide us a gross profit/loss margin. We provide a value proposition to customers by pricing electric products below, or delivering a more environmentally friendly (not derived from fossil-fuel sources) product than, our competitors.

      We are licensed in California by the California Public Utilities Commission as an Electric Service Provider (License #1092); in Pennsylvania by the Pennsylvania Public Utility Commission as an Electric Generation Supplier (License #A-110117); in New Jersey by the New Jersey Board of Public Utilities as an Electric Generation Supplier (License #ESL-0046); in Ohio by the Public Utilities Commission of Ohio as a Certified Electric Supplier (License #01-074); and in Texas as a Retail Energy Provider (RE Certificate #10029) and we are in the license approval process in Michigan as an Alternative Electric Supplier. We are also licensed as a Power Marketer by the Federal Energy Regulatory Commission (“FERC”). These licenses permit us to sell electrical power to commercial, industrial, governmental and residential customers.

      To procure commodity supply for our retail electric service sales, we purchase electricity under a mix of long-term and short-term wholesale contracts and, prior to fiscal 2001, by spot purchases in regional power exchanges. The mix of energy purchased under contracts and energy purchased on the spot market was 15.6% and 84.3%, respectively, for fiscal 1999 and 51.6% and 48.4%, respectively, for fiscal 2000. Our spot purchases during fiscal 2001 and the current year are minimal in markets in which we participate. In California, we currently provide customers with environmentally friendly power purchased under our contract with Calpine Power Services Company. In Pennsylvania, we provide customers with a 50% environmentally friendly power product derived from multiple sources, purchased via two long-term bilateral contracts and a variety of short-term contracts with wholesale power providers. Electricity sales to retail and commercial end-users in fiscal 2001 contributed $103.5 million in revenues, or 56.5% of total sales.

      The electricity distribution infrastructure utilized by utility companies prior to deregulation of the energy industry remains the only current method of distribution to the end-use customer. We use this established electricity network for the delivery of energy to our customers. We do not own or operate these lines, but we and our customers pay the utility companies that own the lines ancillary fees for use of this distribution network. These fees are collected by the respective independent system operator (“ISO”) or regional transmission organization (“RTO”) for a specific region or state, and typically run 5% to 10% of prevailing retail electricity market prices. The ISO or RTO insure that proper electricity reserve margins are in place at all times, as electricity must have supply and demand in near perfect balance to insure reliable service.

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

      We have established a trading desk that buys and sells our electricity in various regional markets. Excess energy is sold to wholesale entities short on supply, while additional energy is procured from time to time when required to supply our customers’ usage. These purchases and sales are regulated by FERC and reports are made on a regular basis to the U.S. Department of Energy. Typically, electricity is more expensive during peak hours — that is, when demand and usage are highest. Weather, generation capacity, transmission, distribution and other market issues are significant factors in determining our wholesale procurement and sale strategies. Because electricity is a “real-time” commodity (as soon as it is produced, it must be delivered into the grid to meet the demand by the end user) and can not be stored, effective management of our electricity supply and demand is crucial to wholesale and retail market profitability. Wholesale power sales, which commenced in fiscal 2001, contributed $79.3 million in revenues, or 43.3% of total sales.

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

  4. Managed Back Office Services

      We established a wholly-owned subsidiary, UtiliHost, Inc., which was organized to manage the customer-related back office processes for commodity trading partners. The core technology which will support UtiliHost is software that originally was developed by us to better manage electric service customers internally. TACT™ (Trans-Action Control Technology) and TRIUMPH™ (Total Resource Internet Utility Management Power Host) are proprietary software products which are available for use by UtiliHost to provide services and manage back office processes for clients. TACT acts as a data translator between trading partner transactions, while TRIUMPH is a comprehensive, modular software package that calculates and manages back office processes such as customer enrollment, forecasting, metering, ancillary products, billing, accounts receivable, customer service and settlement. We have commenced our marketing efforts for UtiliHost™ through a mix of direct mail, print media and Internet advertising, primarily in deregulated energy markets. On August 30, 2001, we signed a two-year joint venture agreement with a generator to service the electricity needs of a large California commercial account. This agreement provides for approximately $50,000 in revenues per month for UtiliHost services beginning in September 2001. Prior to this contract, UtiliHost had not generated any revenues.

  5. Energy Management Programs

      Energy management programs consist of energy curtailment programs and distributed generation programs.

      Energy curtailment programs permit short-term curtailment or cessation of electric service at the discretion of the distributing company under certain circumstances, as specified in the service contract. These programs provide a financial benefit as an incentive to our customers to lower electrical usage, while we benefit by avoiding the purchase of expensive power from other suppliers. The resulting savings are ultimately shared between the customer and us. Our sales department markets these programs to commercial, industrial and governmental entities seeking to save energy costs by decreasing their energy usage during peak periods. The availability of curtailment programs is dependent upon the initiatives set by the ISO and/or the local distribution company. We are presently not involved in any energy curtailment programs; however, we plan to offer this service in the future if ISO’s and/or local distribution companies continue these programs.

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

  6. Energy Research and Development

      We were recently selected by the California Energy Commission to manage more than $11 million in research and development funds for development of renewable energy technologies. Launched in 1998, PIER (Public Interest Energy Research) funds various electricity-related research, development and demonstration projects. Our proposal, entitled “Biogas/ PV Micro-Grid Renewable Resource Program,” was the only private company proposal selected for the award. This project commences December 1, 2001, and runs for four years. Phase One of this project will include assessing regional electricity needs, renewable resources and power grid capabilities in at least two areas in California. Our focus will be on developing a method of blending biogas and solar resources to meet California’s energy needs. Phase Two of this project will include a waste collection and generation option addressing ground water contamination developed for the California Dairy Industry and various Photovoltaic (solar) systems. We are committed to invest $3.5 million in matching funds in the development project if Phase Two is implemented. We have not incurred any significant costs related to this program.

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

  8. ACT

      As we diversify our business and revenue streams, we have decided to establish separate divisions within our company that have profit and loss responsibility. Our call center, now called Advanced Client Technologies (“ACT”), outsources services to third party energy-related firms, and provides us with inbound, outbound and customer service functions for electricAmerica. A new division of our company, ACT specializes in aggregating electric service residential and small commercial customers, selling energy efficient and emergency preparedness products and handling inbound customer service inquiries. Call monitoring, third party verification and call reporting are also provided. In addition to maintaining our own customer aggregation and service needs, ACT’s market focus has been on clients seeking to aggregate energy customers in deregulated markets. We currently have no third party contracts for ACT’s services.

  9. Summit Energy Ventures, L.L.C.

      In July 2001 Commonwealth made the initial capital contribution of $15 million into Summit Energy Ventures, LLC (“Summit”). To date this represents our entire capital contribution to Summit. When the Board approved this investment it did so to be able to have our funds work on our behalf and to gain access to the merger and acquisition and financial skills of Mr. Strasser. This decision was made to bring value to

Commonwealth and to our shareholders while insuring Commonwealth had total control of the funds and the decisions to invest.

      Commonwealth owns 100% of the Preferred Membership Interest of Summit and as of February 27, 2002, 60% of the Common Membership Interest. Steven Strasser owns the other 40% of the Common Membership Interest. Summit was established at the request of Commonwealth solely to act on behalf of Commonwealth to gain ownership in and develop significant business relationships with companies in the Energy Efficient Products and Services market. Commonwealth was introduced to Mr. Strasser by the senior partners at a major energy law firm.

      The rights and privileges of the Commonwealth Preferred Membership and Interest are as follows. Our Company receives in priority the following distribution, if any, of funds distributed by Summit: (1st) all amounts equal to the capital invested by Commonwealth in Summit, (2nd) an amount equal to 10% annual return on all funds invested by Commonwealth, and (3rd) the balance, if any, is split 60/40 between Commonwealth and Mr. Strasser. Commonwealth as the preferred member has other rights that the common members do not, including; (i) Commonwealth has the right of first refusal in the event of any issuance’s of new members interests, (ii) we have the right to purchase any of the investments acquired by Summit at any time during the agreement on terms mutually agreeable to both the Investment Manager and us, and (iii) we have the right of first refusal for any sale of an investment by Summit.

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

      Steven Strasser is the president and sole shareholder in Northwest Power Management (NPM), the Investment Manager of Summit. NPM has the responsibility of identifying suitable companies. They then present individual companies that they have selected to the Commonwealth Investment Committee that provides their approval/ disapproval. If approval is received, NPM then begins the due diligence investigation process. Once the preliminary due diligence is completed the findings are again presented to the Investment Committee. At that time, the Investment Committee provides its approval or disapproval to enter into formal negotiations with the company on the specific terms established by the Investment Committee. If these terms are met, the Investment Committee will provide their final approval to fund the investment. Once the investment is complete, it is the responsibility of NPM to manage the investment until such time as a disposition decision is made. At that time if we choose to do so, we may buy out Summit’s interest in a specific investment.

      We pay to NPM, as the Investment Manager, an initial and semi-annual management fee. In August 2001, we paid NPM the initial management fee of $450,000 based on three percent (3%) of the initial capital contribution. In February 2002, we paid NPM a semi-annual management of $350,000 in accordance with the terms of the amended LLC agreement.

C. Marketing.

      Our business prospects depend upon our ability to identify and enter favorable energy markets and to achieve sufficient customer scale to create a profitable operating cost structure. Currently, we are:

•	Selectively entering retail energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns, access to favorable electricity supply and risk management profiles that are designed to enable us to provide savings and flexibility to our customers at an acceptable margin.

•	Capitalizing on the brand recognition of “electric” through our web site at www.electric.com and through our inbound toll-free number, 1-800-ELECTRIC.

•	Taking advantage of the increasing consumer acceptance of online commerce, both directly through our web sites (www.electricamerica.com and www.electric.com) and through traditional channels.

•	Developing strategic marketing alliances with established power suppliers to offer competitive electric products and services to, and management of, aggregations of customers.

•	Cross-selling additional products and services to our customers, such as energy efficiency and emergency-preparedness products.

•	Positioning UtiliHost as a means for clients to outsource their electricity customer service management.

D. Competition.

      We face competition in the electricity service business from a small number of energy retailers vying for residential and commercial customers, and from the incumbent utilities. According to the California Public Utilities Commission (“CPUC”), over 300 companies were licensed to market electricity on a retail basis at the beginning of the deregulated California electricity market. According to the CPUC, we are one of approximately sixteen companies that remains in the business in California. We face similar competition in Pennsylvania.

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

•	The California State Legislature, the Governor’s Office and the California Public Utilities Commission may enact and enforce legislation that could adversely affect our operations in California.

•	We are required to obtain and maintain licenses from the states in which we sell electricity.

•	In certain states, competitive restructuring of retail marketing may prevent us from selling electricity.

•	We are completely dependent upon a limited number of third parties that we do not control to generate and supply to us electricity and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.

•	We are completely dependent upon a limited number of utilities that we do not control for the transmission and distribution of the electricity we sell to our customers and their failure or delay in entering into or performing their contracts with us will have a material adverse effect on our operations and financial condition.

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

      We had sued Frederick M. Bloom, the founder and former Chairman and Chief Executive Officer of our company, in an action entitled Commonwealth Energy Corporation, et al. v. Bloom in Orange County Superior Court case number 00CC15507. The causes of actions included, inter alia, on behalf of both the Company and its subsidiary electricAmerica, Inc. against Mr. Bloom, fraud regarding issuance of Commonwealth shares, (the complaint specifies Mr. Bloom failed to pay the amount he stated he paid for the founder’s shares), fraud in obtaining an employment agreement, fraud in obtaining severance agreement, corporate waste based on breach of fiduciary duty to us by his failure to exercise the due care and loyalty, and breach of fiduciary duty regarding signing and submitting information to the CPUC. Mr. Bloom filed a counterclaim against the Company alleging breach of fiduciary duty, declaratory relief, breach of contract, rescission of Accommodation Agreement, and for specific recovery of personal property. On August 10, 2001, we settled the claims and related counterclaims filed in the litigation. The material terms of the settlement provided that we pay Mr. Bloom $4,790,000 in unspecified damages, and an additional $2,400,000 to purchase 1,175,160 shares of our common stock claimed to be held by Mr. Bloom and his affiliates. The settlement agreement also confirmed the fact that the remaining 4,720,000 shares of our common stock claimed to be held by Mr. Bloom and his affiliates were void. As a material part of the settlement, Mr. Bloom also confirmed that his record ownership of and voting rights to a separate 1,200,000 shares had been forfeited and he agreed to release any claims under an Accommodation Agreement dated May 31, 2000 and agreed that he would have no future ownership in Commonwealth Energy Corporation. Finally, Mr. Bloom agreed not to compete with our business for two years in certain specified energy-related areas.

      Joseph P. Saline, a member of our Board, has filed two lawsuits. On August 16, 2001, Mr. Saline filed a civil suit against us seeking the production of certain corporate records. We have provided Mr. Saline with documents he requested under the protection of a court order which prohibits him from disclosing those documents to other persons outside of our Board of Directors. On October 29, 2001, Mr. Saline filed a claim for certain preferred shareholder rights which differ from the rights set forth in the Certificate of Determination concerning preferred shares filed with the California State Department of Corporations. The Company has answered and filed a cross-action for declaratory relief. Mr. Saline obtained an interim court order allowing him to claim the right, as a preferred shareholder, to vote 704,000 shares at the Company’s November 2001 annual shareholder meeting. The interim court order is being aggressively contested by the Company. Mr. Saline’s claim is based in part on a contract he made with Mr. Bloom on behalf of Commonwealth that does not conform to the recorded Certificate of Determination regarding the rights, privileges and restrictions of the preferred shares. This litigation is ongoing.

      We settled a contested matter with the CPUC relating to Mr. Bloom’s failure to disclose in the CPUC’s updated Energy Service Provider application signed by Mr. Bloom in 1998, of seven regulatory actions resulting in cease and desist sanctions filed against Mr. Bloom. For Mr. Bloom’s failure to disclose these sanctions, the CPUC imposed a fine of $140,000. The CPUC also alleged that we, under the direction of Mr. Bloom, illegally supplemental billed approximately 20,200 customers in early 1999. While we contested this claim, we agreed, as part of the settlement, to return funds received from those customers who were billed, to pay an audit fee and to pay fines for 159 violations related to supplemental billing complaints that were documented by the Consumer Services Division (“CSD”) of the CPUC. The total settlement amount of $256,500 was recorded as expense of $100,000 in fiscal 2000 and $156,500 in fiscal 2001, in our consolidated financial statements. We have agreed to cooperate fully with any state or federal regulatory or law enforcement agency, in any investigation of the activities of Mr. Bloom during the period he served as an officer of our company. The settlement terms require that if Mr. Bloom returns in any capacity whatsoever as a director, officer, or employee, of Commonwealth or any of its subsidiaries at any time, we must immediately will file a formal application for re-registration with the CPUC under Code #394.1(a), disclosing the resumed relationship. The settlement was adopted by the CPUC on July 15, 2001.

      We settled a complaint filed by the Department of Corporations (“DOC”) in an action entitled The People of the State of California v. Commonwealth Energy Corporation, Los Angeles Superior Court, case No. BC245014. The agreed judgment is in the form of an injunction and ancillary relief and was filed on February 13, 2001. The DOC’s complaint was based upon activities that took place from September 1997 to October 1999, a period during which Mr. Bloom and other members of our former management were in charge of operations. The investigation that led to the complaint centered around the sale of our restricted securities. As part of the settlement, we agreed to cooperate with the Commissioner of Corporations and the DOC in connection with any further investigation arising out of the events described in the complaint, including any investigation of former officers, directors, or employees. We paid $150,000 in civil penalties as part of the DOC settlement in February, 2001. The Company has agreed to cooperate with the DOC in any future investigation it may conduct against Mr. Bloom or any other former members of management.

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

      Thirteen former stock sales employees led by Mr. David James commenced a lawsuit against us on February 23, 2001 in Orange County Superior Court alleging that former management had agreed to issue additional deeply discounted stock options to them as additional compensation for stock sales but that we had not issued all of the stock options allegedly earned. Our books and related records reflect the right to issuance in the aggregate of stock options covering 1,221,000 shares of Common Stock to which we believe they are entitled. The plaintiffs have not identified the basis for the number of respective shares under option each believes he or she is owed and we, therefore, cannot estimate the impact on our capital structure should they succeed in whole or in part in their lawsuit. In our cross-complaint against these individuals, we have alleged that various plaintiffs committed breach of conduct, unfair business practices, misappropriation of trade secrets, intentional interference with prospective economic advantage, unjust enrichment, slander and fraud.

      There can be no assurance that there are no other employees or former employees with similar claims and disputes related to stock option grants.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      There is currently no established public trading market for any class of our equity securities. As of January 31, 2002, 10,198,692 shares of our Common Stock are reserved for the exercise of outstanding stock options, 100,000 shares of our Common Stock are reserved for the exercise of outstanding warrants, and 775,000 shares of our Common Stock are reserved for issuance upon conversion of currently outstanding shares of our Series A Convertible Preferred Stock and other than pursuant to an employee benefit plan or dividend reinvestment plan, we are not currently offering or proposing to offer any shares of our Common Stock for sale to the public.

      As of January 31, 2002 there were approximately 2,573 holders of our Common Stock and 61 holders of our Series A Convertible Preferred Stock.

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

Item 6. Selected Financial Data

      The following table summarizes certain selected financial data for Commonwealth Energy Corporation. Our statement of operations data for the period August 15, 1997 (date of incorporation) through July 31, 1998 and each of the three years in the period ended July 31, 2001 and our balance sheet data at July 31, 1998, 1999, 2000 and 2001 set forth below are derived from audited Consolidated Financial Statements of the Company. The consolidated financial statements as of July 31, 2000 and 2001 and for each of the three years in the period ended July 31, 2001 and the independent auditors’ report thereon, are included elsewhere herein.

	Period from
	August 15,	Year Ended July 31,
	1997 through
	July 31, 1998	1999	2000	2001

	(Amounts in thousands except per share information)
Statement of Operations data:
Net revenue	$1,387	$39,124	$99,624	$183,264
Direct energy costs	3,735	38,729	86,732	76,615

Gross (negative) margin	(2,348)	395	12,892	106,649
Other costs and expenses(1)	5,928	18,940	22,037	25,861

Income (loss) from operations	(8,276)	(18,545)	(9,145)	80,788
Interest income, net	19	123	499	1,593

Income (loss) before income taxes	(8,257)	(18,422)	(8,646)	82,381
Provision for income taxes	—	—	—	21,852

Net income (loss)(2)(3)	$(8,257)	$(18,422)	$(8,646)	$60,529

Net income (loss) per common share(4):
Basic	$(.96)	$(.84)	$(.30)	$2.06

Diluted	$(.96)	$(.84)	$(.30)	$1.77

Weighted-average shares outstanding(4):
Basic	8,567	21,905	28,795	29,385

Diluted	8,567	21,905	28,795	34,152

	At July 31,

	1998	1999	2000	2001

Balance Sheet data:
Working capital	$1,896	$12,428	$12,803	$50,184
Total assets	7,205	27,858	35,444	107,016
Long-term debt	—	—	—	—
Shareholders’ equity	3,131	19,900	24,236	86,037

(1)	Includes stock-based compensation costs as follows:

Amount

(In thousands)
Period from August 15, 1997 through July 31, 1998	$464
Year ended July 31, 1999	5,718
Year ended July 31, 2000	445
Year ended July 31, 2001	1,080

(2)	No cash dividends have been paid on our common stock.

(3)	Our convertible preferred stock provides for cumulative dividends, which accrue at an annual rate of 10% and are payable at the discretion of our Board of Directors. Such dividends have been accrued as follows:

Amount

(In thousands)
Period from August 15, 1997 through July 31, 1998	$64
Year ended July 31, 1999	84
Year ended July 31, 2000	84
Year ended July 31, 2001	81

(4)	Per share information and weighted average shares outstanding for the period from August 15, 1997 through July 31, 1998 and for the years ended July 31, 1999 and 2000 have been restated to reflect the resolution of the status of our common stock issued to our founder as more fully disclosed in Notes 1 and 11 of the Notes to Consolidated Financial Statements included elsewhere herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to independent system operator costs, the allowance for doubtful accounts, unbilled receivables and legal claims. Actual results could differ from those estimates.

      Our net revenue from sales of electric power is recognized as the power is delivered to the Company’s customers. Net revenue represents proceeds from energy sales to the following class of customers: Retail and commercial end users, and Wholesale.

      Direct energy costs include electric power purchased, independent system operator fees and scheduling coordination fees. The actual independent system (ISO) operator costs are not finalized until a settlement process by the ISO is performed of each days activities of all grid participants. Prior to the completion of settlement, we estimate and accrue for these costs based on preliminary settlement information.

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

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

  Interest income, net

      Interest income, net, grew to $.5 million in fiscal 2000, an increase of $.4 million, from fiscal 1999. The increase is attributable to having a full year’s impact on investment income of capital raised in fiscal 1999.

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

      Cash flow from operations for fiscal 2001 was $61.8 million an increase of $76.9 million compared with cash used in operations in fiscal 2000 of $15.0 million. Net profit for fiscal 2001 of $60.5 million, compared to a net loss of $8.6 million for fiscal 2000, was the primary reason for this increase. California’s higher retail and wholesale prices were the key influences on our profitability. Investing activities for fiscal 2001 include only purchases of property and equipment of $1.1 million, a decrease of $.6 million compared to fiscal 2000.

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

      On September 20, 2001, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new non direct access customers for an undetermined period of time. During June through September 2001, we entered into new long-term electric service agreements with several large commercial and industrial customers in California. The contracts were all completed prior to the September 20, 2001, CPUC ruling to suspend “direct access.” Based on the historical consumption data of these commercial and industrial customers, we expect these new contracts to add approximately 600 million kWhs annually at sales contract rates in the aggregate of $.089 per kWh. Delivery to these customers began in October 2001 and all the new customer meters were on-line by January 2002. In the event that the CPUC should retroactively invoke the suspension of direct access, all of these contracts would be void and the customers returned to their respective UDC. Revenues related to these contracts was $.7 million for the six months ended January 31, 2002. We are actively seeking relief from this ruling. There is no assurance that any legislative or legal appeal will give us relief from the state’s suspension of direct access.

      As of January 31, 2002, $15 million in cash was invested in Summit Energy Ventures. Under certain circumstances, we may, at our discretion, invest an additional $10 million in Summit. If this additional cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for our growth initiatives.

      The initial $15 million credit facility that the Company obtained on June 29, 2000 was restructured on August 10, 2001. This restructuring provided the Company with more flexibility than the original agreement. The new line shortened the maturity date to June 30, 2002, compared to June 30, 2003. If we decide to evaluate alternative lenders and can find a lender with more favorable terms, we can make the change twelve months earlier without incurring a one percent pre-payment penalty. It also provides us with an opportunity to eliminate the .5% renewal fee. We reduced the limit of the credit facility from $15 million to $10 million to decrease the minimum interest charges. By reducing the credit facility limit, the minimum interest charge is calculated on $3.5 million (35% of $10 million) compared with the initial agreement’s $5.2 million (35% of $15 million). The interest rate charged remains the same at prime plus 1.75%. The cost to amend the original agreement was $20,000.

      On January 4, 2002, the Board of Directors of the Company approved a $10 million stock repurchase program. Under this program, the Company may purchase up to $10 million of its common stock, options and warrants from time to time over an 18 month period, in open market or privately negotiated, subject to market conditions and other factors.

		For the years ending July 31,

	Total	2002	2003	2004	2005

Electricity purchase contracts	122,656,780	69,944,800	32,565,300	20,146,680	—
Notes payable under line of credit	3,578,753	3,578,753	—	—	—
Operating leases	1,893,459	841,087	652,949	371,835	27,588

	128,128,992	74,364,640	33,218,249	20,518,515	27,588

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

      An electricity price change of per $.01 kWh, has an estimated annual impact on our net revenue of:

California	$18.1 million
Pennsylvania	$11.0 million

Item 8. Financial Statements and Supplementary Data

      The Company’s financial statements, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10. Directors and Executive Officers

      In November 2000 at the annual meeting of shareholders, the shareholders adopted a Bylaw amendment changing the number of authorized directors to five. The November 2000 vote to adopt a fixed number of five directors was adopted by the affirmative votes of a narrow majority of the outstanding shares entitled to vote as required by Sections 211, 212 and 152 of the California Corporations Code. That majority was 14,989,333, out of approximately 29.3 million shares.

      The proper number of shares outstanding in November 2000 was approximately 29.3 million. This number was derived by eliminating from the record any reference to 4.72 million shares of Fred Bloom’s Common Stock that were subsequently stipulated on August 10, 2001 to be void. That stipulation was accepted by the Superior Court having jurisdiction over our litigation (see Item 8 — Legal Proceedings). “Void” means “void ab initio”; or having never been issued. Therefore, the 4.72 million shares were void from the beginning and could never be counted in determining any vote. In addition, in calculating whether the shareholders achieved an affirmative majority of 29.3 million shares, Mr. Bloom’s 1.2 million “accommodation shares” were not counted as outstanding shares entitled to vote because by contract (the Accommodation Agreement between the Company and Mr. Bloom, which has been honored by both parties) Mr. Bloom had given up that right for all purposes. As a matter of contract, these shares could not be voted by anyone.

A. Identification of Directors.

      Our directors and their ages as of January 31, 2002 are as follows:

Name	Age	Position

Ian B. Carter	63	Chairman of the Board
Bradley L. Gates	61	Director
Craig G. Goodman	52	Director
Robert C. Perkins	62	Director
Junona A. Jonas	58	Director
Joseph P. Saline, Jr.	60	Director

At our November 27, 2001 annual shareholders meeting, Craig Goodman was elected to the Board of Directors and Brad Gates, a director since January 1999, was not re-elected. The directors of the Company serve as such until the next annual meeting of the shareholders of the Company or until their successors are elected and qualified.

  Ian B. Carter — Chairman of the Board and Chief Executive Officer

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

  Bradley L. Gates — Director

      Mr. Gates has been a member of the Board since January 1999, and has nearly 40 years of distinguished professional business and law enforcement experience. He served as the elected Sheriff of Orange County, California from 1974 until his retirement in 1998. Mr. Gates received an MS degree and Bachelor of Science degree in criminology from California State University, Long Beach.

  Craig G. Goodman — Director

      From 1997 to the present Mr. Goodman has served as the Chief Executive Officer of the National Energy Marketers Association, a national non-profit association representing a regionally diverse cross-section of wholesale and retail marketers of natural gas, electricity and energy-related products, services, information and technology. Mr. Goodman is admitted to the bars of the states of Texas and Florida, as well as Washington, D.C. and the U.S. Supreme Court. Mr. Goodman received his bachelor’s degree in economics with honors from the University of Maryland and a juris doctorate degree with a concentration in international corporate law and economics from the University of Miami School of Law.

  Robert C. Perkins — Director

      Mr. Perkins has been a member of the Board since January 1999. For the past 30 years, Mr. Perkins has served as Chairman and CEO of Hospital Management Services providing financial and management consulting to hospitals and similar institutions. Mr. Perkins received his Bachelor of Science degree in accounting from Bob Jones University.

  Junona A. Jonas — Director

      Ms. Jonas has been a member of the Board since January 2001. She brings experience from a career with PG&E that spanned from 1978 through 1999 during which time she served as the first President and COO of PG&E’s retail energy services subsidiary, Vantus Energy Corporation, and subsequently served as Vice President, Gas and Electricity Supply at PG&E. Ms. Jonas also served as past President and COO of utility.com. She currently serves as the General Manager of Alameda Power and Telecom. Ms. Jonas has a Bachelors degree from Santa Clara University and a Masters degree from Stanford and Cal State University Hayward.

  Joseph P. Saline, Jr. — Director

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

B. Identification of Executive Officers.

      Our executive officers and their ages as of January 31, 2002 are as follows:

Name	Age	Position

Ian B. Carter	63	Chief Executive Officer
Richard L. Paulsen	53	Chief Operating Officer
James L. Oliver	53	Chief Financial Officer
John A. Barthrop	58	General Counsel and Secretary

  Richard L. Paulsen — Chief Operating Officer

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

  James L. Oliver — Chief Financial Officer

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

  John A. Barthrop — General Counsel

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

					Long Term Compensation

	Annual Compensation				Awards	Payouts

(a)	(b)	(c)	(d)	(e)		(g)	(h)
				Other	(f)	Securities		(i)
				Annual	Restricted	Underlying		All Other
	Fiscal			Compen-	Stock	Options/	LTIP	Compen-
Name and Principal Position	Year	Salary	Bonus	sation(2)	Award(s)	SARs(4)	Payouts	sation

Ian Carter,	2001	$313,336	$100,000	$15,600	—	300,000	$—	$—
Chief Executive Officer	2000	211,932	—	7,800	—	3,300,000 (3)	—	—
	1999	—	—	—	—	200,000	—	—
Frederick Bloom,	2001	—	—	—	—	—	—	92,138 (1)
Former Chief	2000	184,899	50,000	—	—	—	—	40,373 (1)
Executive Officer	1999	168,250	25,000	—	—	—	—	—
Richard Paulsen,	2001	248,326	50,000	4,155	—	900,000	—	—
Chief Operating Officer	2000	36,250	—	—	—	—	—	—
John Barthrop,	2001	150,971	40,000	4,800	—	500,000	—	—
General Counsel	2000	101,552	—	—	—	—	—	—
	1999	21,154	—	—	—	50,000	—	—
James L. Oliver,	2001	140,526	40,000	4,800	—	500,000	—	—
Chief Financial Officer	2000	76,058	—	2,800	—	—	—	—

(1)	Represents severance payments made in conjunction with the employee’s resignation and severance agreement effective June 1, 2000.

(2)	Represents auto allowance paid.

(3)	Includes an option to purchase 2,600,000 shares pursuant to performance criteria in his employment contract.

(4)	The column represents options and are not to be confused with shares. Once earned these options may be exercised as stock at the designated option price.

      The compensation table above excludes $1,080,000 of stock-based compensation charged to operations in fiscal 2001 related to Mr. Carter’s performance-based stock options granted. The difference between the exercise price of these stock options and the estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes is recorded as stock-based compensation charges.

      We currently have in place our 1999 Equity Incentive Plan, pursuant to which 7,000,000 shares of common stock are reserved for issuance, to provide incentive compensation to our employees. Directors are eligible for the Company’s 1999 Equity Incentive Plan if they are both Directors and employees. At this time, Ian Carter is the Company’s only employee Director and is therefore the only Director that qualifies to participate in the tax benefits under this plan.

      The following table sets forth information concerning nonqualified stock options granted our 1999 Equity Incentive Plan to the executive officers during the fiscal year ended July 31, 2001.

					Potential realizable value at
		% of total			assumed annual rates of stock
	# of Securities	options			price appreciation for option
	underlying	granted			term
	options	to employee in	Exercise	Expiration
Name	granted	fiscal year	Price(1)	Date	5%	10%

Ian Carter	300,000	10.2%	$2.50	01/01/10	$471,671	$1,195,307
Richard Paulsen	900,000	30.5%	2.75	11/01/07	1,007,574	2,348,075
John Barthrop	500,000	16.9%	2.75	11/01/07	559,763	1,304,486
James L. Oliver	500,000	16.9%	2.75	11/01/07	559,763	1,304,486

(1)	All stock options were granted with exercise prices determined by the Board of Directors or Compensation Committee to be the fair market value of the underlying shares of Common Stock at the date of grant of the stock option. No trading market existed for the underlying stock at the date of grant of the stock options summarized in this table.

      The following table sets forth information concerning the aggregate stock options exercised by and granted to the executive officers during the fiscal year ended July 31, 2001.

Number of Securities
			underlying	Value of unexercised
			unexercised options	in-the-money options
	Shares		at July 31, 2001	at July 31, 2001
	acquired on	Value
Name and Principal Position	exercise	realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Ian B. Carter, Chief Executive Officer	—	$—	1,950,000/1,650,000	$1,497,500/907,500
Richard Paulsen, Chief Operating Officer	—	—	225,000/775,000	67,500/232,500
John Barthrop, General Counsel	2,000	2,002	173,500/375,000	159,000/112,500
James L. Oliver, Chief Financial Officer	—	—	125,000/375,000	37,500/112,500

(A) Compensation Committee Interlocks

      Executive compensation is determined by a Compensation Committee elected by our Board of Directors. The Compensation Committee is currently comprised of: Robert Perkins, Craig Goodman and Ian Carter. The Compensation Committee meets periodically or on as needed basis and decides compensation structure and amounts on the basis of comparable executive compensation structures and amounts as established by a peer group of companies, our performance and other factors as may be determined to be useful in making such determination by the Compensation Committee. Except for Mr. Carter, none of the Compensation Commit-

tee members are or has been an officer or employee of Commonwealth Energy Corporation. Mr. Carter recuses himself on compensation issues relating to himself. No member of the Compensation Committee is or has been a director or member of the compensation committee of another entity, one of whose executive officers serves or has served on our Compensation Committee. In addition, no member of the Compensation Committee is or has been the member of a compensation committee of another entity, one of whose executive officers is or has been a member of our Board of Directors. The Compensation Committee was formed by the Board in September 1999, and both Mr. Perkins and Mr. Carter were appointed to the Compensation Committee in December 1999. Mr. Goodman was appointed in January 2002 and replaced Mr. Gates (a former board member) on the Compensation Committee.

(B) Employment Agreements

      Ian B. Carter. Mr. Carter serves as Chairman and Chief Executive Officer of the Company pursuant to an employment agreement originally entered into on January 1, 2000, as amended and restated on November 1, 2000. The agreement provides for Mr. Carter’s employment through January 31, 2005.

      Mr. Carter received a base salary of $275,000 for the first twelve months of his employment and will receive a salary according to the following schedule, subject to possible increases which the Board of Directors may grant from time to time: $325,000 for the second twelve months, $375,000 for the third twelve months, $425,000 for the fourth twelve months and $500,000 for the fifth twelve months. In addition, Mr. Carter is entitled to receive a bonus of $100,000 and any additional discretionary cash bonus based on the Company’s results of operation. Under his employment agreement, Mr. Carter is eligible to earn options to purchase, in the aggregate, up to 4,500,000 shares of the Company’s common stock at an exercise price of $2.50 per share, expiring on January 1, 2010. The option includes the rights to purchase 700,000 shares upon the execution of his employment agreement, with 300,000 vested immediately and an additional 100,000 vest each January 1 from 2001 through 2004. As of January 4, 2002, 500,000 of such automatically vesting options had vested. An additional option covering 2,300,000 shares were granted upon execution and is performance-based, vesting upon the occurrence of certain events as specified on page F-17 of the Notes to the Consolidated Financial Statements. As of January 4, 2002, 1,250,000 of such performance-based options have vested. Mr. Carter’s employment agreement further provides for the granting of up to 300,000 additional options each January from 2001 through 2004 upon meeting or exceeding the Company’s financial performance objectives as set forth in its business plans for years 2000 through 2004. The Company met said performance goal in 2000 and exceeded it by at least 10% in 2001, earning Mr. Carter the right to purchase 100,000 and 300,000 shares in January 2001 and January 2002, respectively. Prior to entering into, and separate from, his employment agreement, Mr. Carter had received 200,000 vested options. As of January 2002, Mr. Carter holds, in the aggregate options exercisable to purchase up to 2,350,000 shares of the Company’s common stock.

      If during the term of the agreement, Mr. Carter is terminated, leaves, or is replaced as a result of: (i) all or substantially all of the assets of the Company or more than fifty percent (50%) of the issued and outstanding voting shares of the Company being acquired by any one person or entity not then affiliated with the Company; (ii) control of the Company being taken over by a group of shareholders when no significant change of ownership has taken place; or (iii) a merger, acquisition, strategic alliance or any other event that could bring substantial capital into the Company, the Company will pay Mr. Carter an amount equal to eight times the annual base salary due him plus the amount of taxes payable by Mr. Carter under I.R.S. Code § 280G. In such events, Mr. Carter has the right to require the Company to repurchase all of his stock and all stock options referenced in his agreement, whether earned or unearned, at a value two (2) times then aggregate price value of the Company’s stock.

      The Company may terminate Mr. Carter’s employment upon the occurrence of any of the following: Mr. Carter’s death, total disability, or for cause. “Total disability” is deemed to have occurred if Mr. Carter is incapacitated for 120 consecutive calendar days or for 150 calendar days (whether or not consecutive) in any 180 calendar day period. Upon a termination for death or total disability, the Company will continue to pay Mr. Carter for a period of one year thereafter or until expiration of the term of the agreement, whichever occurs first, his then current base salary and bonus. “For cause” is limited to a conviction, entry of plea of guilty or nolo contendere for any felony that would materially and adversely interfere with his ability to perform his services of his employment. In the event of a termination for cause, Mr. Carter is entitled to receive all compensation and benefits payable to him through the date of termination.

      Mr. Carter may only terminate his employment “for cause,” which is limited to either (i) the sale of all or substantially all of the Company’s assets to a person unaffiliated with the Company or the occurrence of a change of control without Mr. Carter’s consent or (ii) the Company’s material breach of the agreement. In the case of a termination described in (i) above, Mr. Carter is entitled to receive a payment equal to eight times his then current base salary. In the case of termination under (ii) above, Mr. Carter is entitled to receive a payment equal to the monetary value of all of the compensation and benefits payable to him for the remainder of the term.

      If at the expiration of the term, the Company has met or exceeded the projections set forth in the business plan, and the Company does not offer to extend Mr. Carter’s employment on terms no less favorable than those stated in the agreement, the Company will pay Mr. Carter a sum of $100,000 for a period of ten years. Mr. Carter will consult to the Company during that period and be Vice-Chairman of the Board.

      Richard L. Paulsen. Mr. Paulsen serves as Chief Operating Officer of the Company pursuant to an employment agreement entered into on November 1, 2000. The agreement provides for Mr. Paulsen’s employment through December 31, 2004.

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

      If during the term of the agreement there is a Change in Control, then the Company will pay Mr. Paulsen a cash bonus equal to the sum of eight times his then annual base salary plus the amount of taxes payable by him under I.R.S. Code § 280G. A “Change in Control” is generally defined as any of the following: (i) any person acquires 50% or more of (A) the outstanding shares of Common Stock of the Company or (B) the combined voting power of the Company’s then-outstanding securities entitled to vote generally in the election of Directors; (ii) during any period of not more than two consecutive years, the incumbent Directors cease for any reason to constitute at least a majority of the Board of Directors; or (iii) a merger or consolidation resulting in the holders of voting securities of the Company outstanding immediately prior thereto failing to continue to represent at least 50% of the combined voting power of the voting securities of the Company, or the Company’s sale or disposition of all or substantially all of the Company’s assets or any transaction; (iv) the Company is subject to a hostile takeover in the form of a proxy fight; or (v) any other means that allows the Company to be controlled by a material change in the Board of Directors. In such events, Mr. Paulsen has the right to require the Company to repurchase all of his stock and all stock options referenced in his agreement, whether earned or unearned, at a value two (2) times the then aggregate price value of the Company’s stock not to exceed $10,000 per share.

      The agreement will terminate upon the occurrence of any of the following: Mr. Paulsen’s death, “total disability” (as defined above), material breach of the agreement or fiduciary duty by Mr. Paulsen or written notice of Mr. Paulsen’s decision to terminate his employment. If Mr. Paulsen’s employment is terminated in any of the manners described above, he will be entitled to receive the base salary and benefits earned through the date of termination. If Mr. Paulsen’s employment is terminated for any other reason, then he will be entitled to receive (i) his base salary and benefits earned through the date of termination and (ii) an amount equal to one and one-half times his then current annual base salary.

      James L. Oliver. Mr. Oliver serves as Chief Financial Officer of the Company pursuant to an employment agreement entered into on November 1, 2000. The agreement provides for Mr. Oliver’s employment through December 31, 2004.

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

      If during the term of the agreement there is a Change in Control (as defined above), then the Company will pay Mr. Oliver a cash bonus equal to the sum of four times Mr. Oliver’s then current annual base salary plus the amount of taxes payable by Mr. Oliver under I.R.S. Code § 280G. In the event of a sale of assets or any change of control as defined therein, Mr. Oliver shall have the right to require the Company to repurchase all of his stock and stock options, then earned or to be earned, at two (2) times the then aggregate price value of the Company’s stock not to exceed $10.00 per share.

      The agreement will terminate upon the occurrence of any of the following: Mr. Oliver’s death, “total disability” (as defined above), material breach of the agreement or fiduciary duty by Mr. Oliver or written notice of Mr. Oliver’s decision to terminate his employment. If Mr. Oliver’s employment is terminated in any of the manners described above, he will be entitled to receive the base salary and benefits earned through the date of termination. If Mr. Oliver’s employment is terminated for any other reason, then he will be entitled to receive (i) his base salary and benefits earned through the date of termination and (ii) an amount equal to one and one-half times his then current annual base salary.

      John A. Barthrop. Mr. Barthrop serves as Chief Legal Officer of the Company pursuant to an employment agreement dated on November 1, 2000. The agreement provides for Mr. Barthrop’s employment through December 31, 2004.

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

      If during the term of the agreement there is a Change in Control (as defined above), then the Company will pay Mr. Barthrop a cash bonus equal to the sum of four times Mr. Barthrop’s then current annual base salary plus the amount of taxes payable by Mr. Barthrop under I.R.S. Code § 280G.

      The agreement will terminate upon the occurrence of any of the following: Mr. Barthrop’s death, “total disability” (as defined above), material breach of the agreement or fiduciary duty by Mr. Barthrop or written notice of Mr. Barthrop’s decision to terminate his employment. If Mr. Barthrop’s employment is terminated in any of the manners described above, he will be entitled to receive his base salary and benefits earned through the date of termination. If Mr. Barthrop’s employment is terminated for any other reason, then he will be entitled to receive (i) the base salary and benefits earned through the date of termination and (ii) an amount equal to one and one-half times his then current annual base salary.

      Pursuant to the employment agreements dated November 1, 2000, Messrs. Paulsen, Barthrop and Oliver, have been or granted option to purchase an aggregate of 900,000, 500,000 and 500,000 shares, respectively, of the Company’s Common Stock. The options will have a three-year vesting period and an exercise price of $2.75 a share. All of the options will expire on November 1, 2007.

      Pursuant to the previous employment agreement entered into on May 6, 1999 with John Barthrop, he received an option to purchase 50,000 shares of our Common Stock.

(C) Directors’ Fees

      Only non-employee (outside) directors are compensated for Board service. We do not have any standard arrangements for director compensation, rather each director may be offered a retainer amount and meeting attendance fees based on such factors as length of service, industry experience, and service on committees of the Board. Directors who serve on Board Committees are paid $300 for each committee meeting attended, the amount is increased to $500 for the Committee Chairperson. In connection with their election to our Board,

Messrs. Perkins and Gates and Mrs. Jonas each receive compensation of $6,250 per quarter and an annual grant of options to purchase 50,000 shares of our common stock at an exercise price set by the Company from time to time. The option grants issued to Messrs. Perkins and Gates and Mrs. Jones in fiscal 2001 have an exercise price of $2.75 per share.

(D) Change in Control Agreements

      We have entered into employment agreements with certain of our executive officers, which, among other things, provide for severance and other benefits if, during the term of the such agreements (i) all or substantially all of the assets of Commonwealth Energy Corporation or more than fifty percent (50%) of the issued and outstanding voting shares of the Commonwealth Energy Corporation are, in any transaction or series of transactions, acquired by any one person or entity not then affiliated with the company, or (ii) control of Commonwealth Energy Corporation is taken over by a group of shareholders when no significant change of ownership has taken place, or (iii) a liquidity event such as a merger, acquisition, strategic alliance or any other event that could bring substantial capital into the company and any of these events listed require that such officer be terminated, leave the company, be replaced or any other event that no longer allows or requires such officer to remain with the Company. Certain change in control rights include the right to require the Company to repurchase all of the employee’s stock and stock options, earned or to be earned at two (2) times the aggregate price value of the Company’s stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to beneficial ownership of our Series A Convertible Preferred Stock and Common Stock as of September 30, 2001 for:

•	each person known by us to beneficially own more than 5% of our Series A Convertible Preferred Stock or 5% of our common stock;

•	each executive officer named in the Summary Compensation Table set forth in Item 6 — “Executive Compensation”;

•	each of our directors; and

•	all of our executive officers and directors as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o Commonwealth Energy Corporation, 15901 Red Hill Avenue, Suite 100, Tustin, California 92780. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In preparing the table below, we have relied upon information supplied by such persons and our stock records. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of January 31, 2002, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 27,323,071 shares of common stock and 775,000 shares of Series A Convertible Preferred Stock outstanding as of January 31, 2002.

				Percent
Title of Class	Name	Amount		of Class

Series A Convertible Preferred Stock	Robert Perkins	25,000		3.23%
	Joseph P. Saline	0	(10)	*
Common Stock	Ian B. Carter	2,400,000	(1)	8.09%
	Robert Perkins	327,000	(2)	1.19%
	Richard Paulsen	450,000	(3)	1.62%
	John Barthrop	300,000	(4)	1.09%
	James Oliver	250,000	(5)	*
	Brad Gates	100,000	(6)	*
	Junona Jonas	50,000	(7)	*
Series A Convertible Preferred Stock	Directors and Executive Officers as a Group	25,000		3.23%
Common Stock	Directors and Executive Officers as a Group	3,877,000	(8)	12.53	%(9)

*	Represents less than one percent.

(1)	Includes an option to purchase 2,350,000 shares that may be exercised as shares within 60 days of January 31, 2002.

(2)	Includes an option to purchase 150,000 shares that may be exercised as shares within 60 days of January 31, 2002.

(3)	Includes an option to purchase 450,000 shares that may be exercised as shares within 60 days of January 31, 2002.

(4)	Includes an option to purchase 298,000 shares that may be exercised as shares within 60 days of January 31, 2002.

(5)	Includes an option to purchase 250,000 shares that may be exercised as shares within 60 days of January 31, 2002.

(6)	Includes an option to purchase 100,000 shares that may be exercised as shares within 60 days of January 31, 2002.

(7)	Includes an option to purchase 50,000 shares that may be exercised as shares within 60 days of January 31, 2002.

(8)	This figure is based on the current number of shares of Common Stock that each director and executive officer of the Company owns plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from January 31, 2002.

(9)	This percentage was derived by dividing the figure obtained in footnote (8) above by the total number of shares of Common Stock outstanding as of November 30, 2001 plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days from January 31, 2002

(10)	Mr. Saline has filed a claim for certain preferred shareholder rights which differ from the rights set forth in the Certificate of Determination. The Company has returned his original investment of $25,000 wherein he claims to have purchased 50,000 shares. See Item 3 — Legal Proceedings.

Item 13. Certain Relationships and Related Transactions

      None.

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements:

      (a)(2) Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K.

January 7, 2002. Adoption of $10 million Stock Repurchase Program and Stockholder Right Plan

January 22, 2002. Report of the Inspector of Election in Connection with the Annual Meeting of Shareholder of Commonwealth Energy Corporation Held on November 27, 2001

      (c) The following exhibits are attached hereto, as required by Item 601 of Regulation S-K:

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Bylaws of Commonwealth Energy Corporation, as amended(1)
3.4	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
10.1	Power Purchase Agreement dated July 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company†(4)
10.2	First Amendment to Power Purchase Agreement dated as of July 29, 1999†(4)
10.3	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company†(4)
10.4	Loan and Security Agreement dated June 28, 2000 between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit(1)
10.5	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit.(1)
10.6	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.7	PECO Energy Company Confirmation Agreement dated January 30, 2001.(1)
10.8	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)

Exhibit
Number	Title of Exhibit

10.9	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.10	Standard Sublease dated November 12, 1998, between Kurt Busch and Commonwealth Energy Corporation, for property located at 15991 Redhill Avenue, Suite 200, Tustin, California.(1)
10.11	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom(1)
10.12	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.13	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen(2)
10.14	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver(2)
10.15	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop(2)
10.16	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees(1)
10.17	Amendment Number 6 to lease by and between Warner/Redhill Associates and Frederick Michael Bloom(2)
10.18	Commonwealth vs. Bloom Settlement Agreement Terms dated August 10, 2001(3)
10.19	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(4)
10.20	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(4)
21.1	Subsidiaries of the Registrant(1)

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

(3)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

(4)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10A filed with the Securities and Exchange Commission on April 3, 2002 (File No. 000-33069).

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2002

COMMONWEALTH ENERGY CORPORATION

By: /s/ IAN B. CARTER

Name: Ian B. Carter
Title: Chief Executive Officer

By: /s/ ROBERT C. PERKINS

Name: Robert C. Perkins
Title: Director

By: /s/ JAMES L. OLIVER

Name: James L. Oliver
Title: Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Commonwealth Energy Corporation

      We have audited the accompanying consolidated balance sheets of Commonwealth Energy Corporation as of July 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ ERNST & YOUNG LLP

Orange County, California

October 12, 2001

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31,

	2000	2001

Current assets:
Cash and cash equivalents	$4,213,168	$41,114,046
Accounts receivable:
Billed	17,468,027	16,818,659
Unbilled	6,333,096	3,338,172
Green power credits	2,806,508	1,176,611

	26,607,631	21,333,442
Less allowance for doubtful accounts	(1,458,984)	(3,946,388)

Net accounts receivable	25,148,647	17,387,054
Prepaid income taxes	—	2,109,997
Deferred tax asset	—	6,607,711
Prepaid expenses and other current assets	795,539	3,943,625

Total current assets	30,157,354	71,162,433
Property and equipment, net	3,316,877	3,606,078
Restricted cash	6,146,339	28,242,911

Other assets:
Intangible assets	997,500	945,000
Deposits and notes receivable	972,135	388,466
Deferred tax asset	—	2,671,058

Total other assets	1,969,635	4,004,524

Total assets	$41,590,205	$107,015,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,148,848	$9,404,851
Notes payable under line of credit	5,281,272	3,888,072
Other current liabilities	3,924,083	7,685,954

Total current liabilities	17,354,203	20,978,877

Commitments and contingencies

Shareholders’ equity:
Convertible preferred stock — 10,000,000 shares authorized with no par value; 939,000 and 862,500 shares issued and outstanding in 2000 and 2001, respectively	1,053,972	842,112
Common stock — 50,000,000 shares authorized with no par value; 29,333,164 and 29,360,363 shares issued and outstanding in 2000 and 2001, respectively	58,740,149	60,304,847
Retained earnings (accumulated deficit)	(35,558,119)	24,890,110

Total shareholders’ equity	24,236,002	86,037,069

Total liabilities and shareholders’ equity	$41,590,205	$107,015,946

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,

	1999	2000	2001

Retail energy sales	$35,583,644	$87,320,533	$99,981,187
Wholesale energy sales	—	—	79,303,586

Net energy sales	35,583,644	87,320,533	179,284,773
Green power credits	3,540,405	12,303,794	3,978,989

Net revenue	39,124,049	99,624,327	183,263,762
Direct energy costs	38,728,563	86,731,876	76,615,138

Gross margin	395,486	12,892,451	106,648,624
Selling and marketing expenses	2,038,139	6,211,360	3,597,001
General and administrative expenses	11,184,025	15,380,674	21,183,396
Stock-based compensation charges	5,718,410	445,277	1,080,000

Income (loss) from operations	(18,545,088)	(9,144,860)	80,788,227
Interest income	128,946	586,479	2,319,628
Interest expense	(5,585)	(87,708)	(726,446)

Income (loss) before provision for income taxes	(18,421,727)	(8,646,089)	82,381,409
Provision for income taxes	—	—	21,851,992

Net income (loss)	$(18,421,727)	$(8,646,089)	$60,529,417

Net income (loss) per common share (1999 and 2000 restated — Note 1):
Basic	$(.84)	$(.30)	$2.06

Diluted	$(.84)	$(.30)	$1.77

Stock-based compensation charges relate to the following:
Selling and marketing expenses	$1,454,427	$423,500	$—
General and administrative expenses	4,263,983	21,777	1,080,000

	$5,718,410	$445,277	$1,080,000

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 31, 1999, 2000 and 2001

				Convertible		Retained
	Common Stock			Preferred Stock		Earnings
						(Accumulated
	Shares		Amount	Shares	Amount	Deficit)	Total

Balance at July 31, 1998	16,928,526	(A)	$10,567,314	939,000	$885,232	$(8,321,563)	$3,130,983
Proceeds from sales of common stock, net of issuance costs of $7,399,016	9,686,945		24,382,626	—	—	—	24,382,626
Stock options granted included in issuance costs	—		3,869,606	—	—	—	3,869,606
Stock options granted for services received	—		669,347	—	—	—	669,347
Compensation charge related to stock options granted	—		5,222,410	—	—	—	5,222,410
Exercise of stock options	39,750		798	—	—	—	798
Transfer of common stock from founder to officer	—		496,000	—	—	—	496,000
Common shares issued for acquisition of intangible assets	100,000		550,000	—	—	—	550,000
Cumulative unpaid dividends on convertible preferred stock	—		—	—	84,370	(84,370)	—
Net loss and comprehensive loss	—		—	—	—	(18,421,727)	(18,421,727)

Balance at July 31, 1999	26,755,221	(A)	45,758,101	939,000	969,602	(26,827,660)	19,900,043
Proceeds from sales of common stock, net of issuance costs of $1,828,665	2,185,537		12,020,356	—	—	—	12,020,356
Stock options granted included in issuance costs	—		31,500	—	—	—	31,500
Exercise of stock options	392,406		70,115	—	—	—	70,115
Compensation charge related to stock options granted (including $414,800 of severance costs)	—		436,577	—	—	—	436,577
Transfer of common stock from founder to officer	—		423,500	—	—	—	423,500
Cumulative unpaid dividends on convertible preferred stock	—		—	—	84,370	(84,370)	—
Net loss and comprehensive loss	—		—	—	—	(8,646,089)	(8,646,089)

Balance at July 31, 2000	29,333,164	(A)	58,740,149	939,000	1,053,972	(35,558,119)	24,236,002
Exercise of stock options	103,699		5,678	—	—	—	5,678
Compensation charge related to settlement of employee stock option disputes	—		139,725	—	—	—	139,725
Compensation charge related to performance based stock options	—		1,080,000	—	—	—	1,080,000
Income tax benefits arising from exercise of stock options	—		339,295	—	—	—	339,295
Cumulative unpaid dividends on convertible preferred stock	—		—	—	81,188	(81,188)	—
Payment of dividends on preferred stock	—		—	—	(216,548)	—	(216,548)
Repurchase of preferred stock	(76,500)		—	(76,500)	(76,500)	—	(76,500)
Net income and comprehensive income	—		—	—	—	60,529,417	60,529,417

Balance at July 31, 2001	29,360,363		$60,304,847	862,500	$842,112	$24,890,110	$86,037,069

(A) Restated as described in Note 1.

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,

	1999	2000	2001

Cash Flows From Operating Activities
Net income (loss)	$(18,421,727)	$(8,646,089)	$60,529,417
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	251,566	687,125	860,726
Amortization	—	52,500	52,500
Provision for doubtful accounts	612,909	846,075	4,666,126
Stock-based compensation charges	5,718,410	445,277	1,080,000
Fair value of stock options issued for services received	669,347	—	—
Fair value of stock options issued as severance costs	—	414,800	—
Income tax benefits arising from exercise of stock options	—	—	339,295
Deferred income taxes	—	—	(9,278,769)
Changes in operating assets and liabilities:
Billed accounts receivable	(7,746,794)	(9,278,406)	(1,529,354)
Unbilled accounts receivable	(1,620,743)	(3,919,039)	2,994,924
Green power credits receivable	(3,075,585)	269,077	1,629,897
Prepaid expenses and other assets	(535,752)	(13,714)	(4,674,414)
Accounts payable	3,168,835	2,809,368	1,256,003
Other current liabilities	715,868	1,305,141	3,901,596

Net cash provided by (used in) operating activities	(20,263,666)	(15,027,885)	61,827,947

Cash Flows From Investing Activities
Purchases of property and equipment	(1,988,096)	(1,760,064)	(1,149,927)
Purchase of intangible assets	(500,000)	—	—

Net cash used in investing activities	(2,488,096)	(1,760,064)	(1,149,927)

Cash Flows From Financing Activities
Borrowings under (repayments of) line of credit	—	5,281,272	(1,393,200)
Increase in restricted cash	(3,406,200)	(2,740,139)	(22,096,572)
Proceeds from sales of common stock	28,252,232	12,051,856	—
Repurchase of preferred stock	—	—	(76,500)
Dividends paid on preferred stock	—	—	(216,548)
Proceeds from exercises of stock options	798	70,115	5,678

Net cash provided by (used in) financing activities	24,846,830	14,663,104	(23,777,142)

Increase (decrease) in cash and cash equivalents	2,095,068	(2,124,845)	36,900,878
Cash and cash equivalents at beginning of year	4,242,945	6,338,013	4,213,168

Cash and cash equivalents at end of year	$6,338,013	$4,213,168	$41,114,046

Cash paid for:
Interest expense	$5,585	$87,708	$726,446
Income taxes	—	—	32,900,800

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

      The electric power sold by the Company to its retail customers is delivered to the Company’s customers by incumbent utilities that are called Utility Distribution Companies (UDCs) in California and Electric Distribution Companies (EDCs) in Pennsylvania, which measure electric power usage by the Company’s customers and bill the customers on behalf of the Company. There are three UDCs in California and one EDC in Pennsylvania, which conduct these activities on behalf of the Company.

      The Company’s operations have been in one reportable segment, the domestic electricity distribution industry.

  Basis of Presentation

      The consolidated financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries and Summit Energy Ventures, LLC (Summit). All intercompany transactions have been eliminated in consolidation.

  Adjustment of Number of Outstanding Common Shares and Restatement of Per Share Information

      As more fully discussed in Note 11, the Company disputed whether certain shares of its common stock issued to its founder were validly issued. Litigation ensued between the Company and its founder regarding this and other matters. A settlement of this litigation was approved by the court having jurisdiction over the case on August 15, 2001 and stipulated that 4,720,000 of the founder’s disputed common shares were void. The Company’s counsel has advised that such shares should be considered void ab initio, or having never been issued. Accordingly, the Company has restated its prior years’ financial statements to reflect the terms of this settlement. The only change to the Company’s results of operations is in the reported net loss per share information for the years ended July 31, 1999 and 2000 which has been restated as follows:

	Year ended July 31,

	1999		2000

	Basic	Diluted	Basic	Diluted

As restated	$(.84)	$(.84)	$(.30)	$(.30)
As originally reported	(.69)	(.69)	(.26)	(.26)

  Estimates and Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the allowance for doubtful accounts, unbilled receivables, legal claims and the useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      The Company’s net revenue is derived from sales to the following class of customers:

	Year ended July 31,

	1999	2000	2001

Retail and commercial end users	$35,583,644	$87,320,533	$99,981,187
Wholesale	—	—	79,303,586

	$35,583,644	$87,320,533	$179,284,773

  Common Stock Grant

      On January 20, 2000, the Board of Directors of the Company directed that, in consideration of the purchase price being paid in a nominal amount of cash by an officer of the Company on behalf of the Company’s other shareholders, the Company shall grant on a pro rata basis one share of common stock for each share of common stock and preferred stock outstanding as of January 19, 1999. All per share and common share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect this stock grant of 11,205,150 common shares, including 939,000 common shares related to the convertible preferred stock, which had the same effect as a stock split.

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

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Stock-Based Compensation

      As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company accounts for stock options granted to its employees and outside directors using the intrinsic value method. Most of the Company’s stock option grants were granted with exercise prices below the fair value of the Company’s common stock as determined by the Company’s management for financial reporting purposes. In addition, since all stock option grants were vested at their dates of grant, the difference between the exercise prices and such estimated fair values was expensed as stock-based compensation charges as of the date of grant.

      Certain employees whose function was to sell shares of the Company’s common stock received a portion of their commissions for such sales in the form of stock options. The intrinsic value of such stock options has been charged against the proceeds of such sales in the accompanying consolidated statements of shareholders’ equity.

      The Company has also granted performance-based stock options for which vesting is contingent upon the occurrence of certain events or the achievements of certain levels of financial performance by the Company. The difference between the exercise price of these stock options and the estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes is recorded as stock-based compensation charges over the period prior to the selling of the options which are expected to eventually vest.

      Stock options were granted to certain service providers to the Company. These options were recorded at their fair values using the Black-Scholes option pricing model method, in accordance with SFAS No. 123.

  Concentration of Credit Risk

      The Company maintains allowances for potential credit losses.

      As of July 31, 2001, 52.3% of the Company’s billed and unbilled receivables are due from a large number of retail and commercial end users in California and Pennsylvania who are billed by and make remittances to the UDC’s or the EDC that deliver their electricity which, in turn, forward such remittances to the Company. One of the UDC’s, Pacific Gas and Electric (PG&E), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts which approximated $1,100,000

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

at July 31, 2001. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC’s.

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

  Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by SFAS No. 137 which deferred the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, SFAS No. 133 was effective as of August 1, 2000 for the Company and did not have an effect on the Company’s financial position or results of operations. The Company has not entered into any derivative instruments or hedging contracts. The Company’s long-term contracts for the purchase and sale of electricity are considered “normal purchases” and “normal sales,” respectively, within the context of SFAS No. 133 and related pronouncements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These statements change the accounting for business combinations, goodwill and intangibles. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations completed after June 30, 2001. It also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with an indefinite life. It also introduces a new impairment-only approach, which should be tested annually, to goodwill. The Company does not expect SFAS No. 141 or SFAS No. 142 to have any material effect on the Company’s financial position or results of operations.

  Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of cash, billed and unbilled accounts receivable, accounts payable and notes payable. The carrying amounts of these financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to approximate their fair values due to their short-term nature.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

 2. Market and Regulatory Risks

  California Deregulated Electric Power Markets

      California has been experiencing significant fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission (“CPUC”), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. The Company is actively seeking relief from this ruling. There is no assurance that any legislative or legal appeal will give the Company relief from the state’s suspension of direct access.

      In addition regulatory and legislative risks, one of the UDC’s in California, PG&E, with which the Company interacts to conduct its business has filed for bankruptcy protection. Other utilities in California also could seek protection of bankruptcy in the future.

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

  California Green Power Credits

      The state of California enacted the Public Purpose Program (Program) which established a $540 million fund to provide overall incentives to suppliers of “green” power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per KWH which, as of July 31, 2001, is at a rate 1.0 cent

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

per KWH. “Green Power” is defined by the Program as electricity produced by at least 50% renewable energy resources. The benefit of Green Power Credits has been passed through to the Company’s customers. The Program provides that this subsidy is available to suppliers of “green power” through March 31, 2002 and the Company does not know if the subsidy will be continued thereafter.

 3. Per Share Information

      Basic and diluted net income (loss) per common share, restated as described in Note 1, is computed as follows:

	Year Ended July 31,

	1999	2000	2001

Numerator:
Net income (loss)	$(18,421,727)	$(8,646,089)	$60,529,417
Preferred stock dividend	(84,370)	(84,370)	(81,188)

Income (loss) applicable to common stock — Basic	(18,506,097)	(8,730,459)	60,448,229
Assumed conversion of preferred stock	—	—	81,188

Net income (loss) — Dilutive	$(18,506,097)	$(8,730,459)	$60,529,417

Denominator (restated for 1999 and 2000):
Weighted - average outstanding shares — Basic	21,905,210	28,794,921	29,384,617
Dilutive shares:
Exercise of dilutive stock options	—	—	3,842,866
Conversion of preferred stock into common stock	—	—	924,538

Weighted - average outstanding shares — Dilutive	21,905,210	28,794,921	34,152,021

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

 4. Investment in Summit Energy Ventures, LLC

      In July 2001, the Company invested $15,000,000 in Summit and, if Summit invests 75% of the initial $15,000,000 investment by the Company, is committed to invest up to an additional $10,000,000 in Summit. Summit was formed in July 2001 for the purpose of investing in energy and energy related companies. Summit is to exist through June 29, 2006, which date may be extended for up to two additional one year periods by mutual agreement of the parties. Summit’s Investment Committee, which is comprised of three members appointed by the Company’s management, must approve of any investments to be made by Summit. Accordingly, because of this control over Summit’s investments, Summit’s financial statements are included in the Company’s consolidated financial statements.

      As of July 31, 2001, the Company’s interest in Summit is a 100% preferred membership interest and, after the Company receives its original capital and a 10% preferred return, profits of Summit are to be allocated 50% to the Company and 50% to its partner, Northwest Power Management (Northwest); net losses are allocated per capital contribution. Northwest receives no return until after the Company receives return of its investment and 10% preferred annual return on its investment. The Company shall have the option to

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

purchase any of Summit’s investments on such terms and conditions that are established between the Company and Northwest.

      Condensed balance sheet information for Summit at July 31, 2001, which is included in the Company’s consolidated financial statements, is as follows:

Assets:
Cash and cash equivalents	$14,635,411
Prepaid management fees	379,110

$15,014,521

Members’ equity	$15,014,521

      The effect of Summit’s results of operations from its date of inception through July 31, 2001 on the Company’s consolidated results of operations was insignificant.

 5. Other Current Liabilities and Related Matters

      Other current liabilities is comprised of:

	July 31,

	2000	2001

Payroll and related	$450,302	$467,511
Severance costs	956,978	75,000
Legal accruals	1,249,897	1,476,584
Customer termination costs	681,270	65,000
Settlement of litigation with founder	—	4,790,000
Other	585,636	811,859

	$3,924,083	$7,685,954

  Severance Arrangements

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

      The Company had granted its former President an option to acquire 1,000,000 shares of the Company’s common stock. The options were fully vested at their date of grant, had an exercise price of $2.50 per share and were to expire on December 31, 2002. The fair value of $414,800 of these stock options, as determined on the minimum value method, was included in general and administrative expenses for 2000. By a subsequent agreement the former President released his rights and waived any claims to said option. In addition, costs of $425,000 and $300,000 were recorded in 1999 and 2000, respectively, related to the severance of other employees.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

 6. Property and Equipment, Net

      Property and equipment, net is comprised of the following:

	July 31,

	2000	2001

Office furniture and equipment	$1,237,053	$1,227,536
Information technology equipment and systems	2,882,360	4,094,531
Leasehold improvements	172,356	119,629

	4,291,769	5,441,696
Less accumulated depreciation and amortization	(974,892)	(1,835,618)

	$3,316,877	$3,606,078

 7. Restricted Cash and Intangible Assets

  Restricted Cash

      Restricted cash consists of the following:

	July 31,

	2000	2001

Short-term investments pledged as collateral for letters of credit in connection with agreements for the purchase of electric power	$6,146,339	$13,607,500
Cash and cash equivalents of Summit	—	14,635,411

	$6,146,339	$28,242,911

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

 8. Line of Credit

      On June 29, 2000, the Company entered into a three-year, $15 million line of credit. Borrowings under the line of credit, which amounted to $3,888,072 at July 31, 2001, are collateralized by accounts receivable, inventory and other assets. In connection with obtaining the line of credit, the Company agreed to pay a commitment fee of $300,000, one-half of which was paid at closing and the remainder to be paid incrementally at each annual renewal date. The Company also issued the lender a warrant expiring June 29,

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

2003 to purchase 100,000 shares of the Company’s common stock at a price of $5.50 per share. Interest on borrowings is based on the lender’s prime rate plus 1.75%. At July 31, 2001, the interest rate on borrowings under the line of credit was 8.5% and the average effective interest rate on borrowings outstanding during the years ended July 31, 2000 and 2001 was 11.25% and 13.0%, respectively. The credit line is subject to certain financial covenants in the event the Company’s net worth falls below $15 million or the Company operates with a negative gross profit.

      On August 10, 2001, the Company restructured its line of credit to shorten the maturity date to June 29, 2002 and to reduce the amount of the line of credit to $10 million.

 9. Shareholders’ Equity

  Convertible Preferred Stock

      The convertible preferred stock, which was initially issued on September 15, 1997, provides for cumulative dividends which accrue at an annual rate of 10% and are payable at the discretion of the Company. Cumulative unpaid dividends were $97,612 as of July 31, 2001. Each convertible preferred share is convertible into one share of the Company’s common stock at the shareholder’s discretion and has full voting rights. In addition, preferred shareholders are entitled to preferential liquidation rights over common stock in the amount of $1.00 per share plus an amount equal to all declared but unpaid dividends. During 2001, all holders of the convertible preferred stock were offered the option to rescind their initial purchase of convertible preferred stock at the initial offering price of $1.00 per share. Holders of 76,500 shares of convertible preferred stock, who had also received 76,500 shares of the Company’s common stock subsequently as part of the stock grant described in Note 1, elected to rescind their initial purchase and the Company repurchased both their preferred and common shares.

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

      The Company has sold shares of its common stock in a series of private placements. These sales of common shares were made by a specific group of employees within the Company who were employed by the Company at the time of the sales for this purpose. The sales commissions paid to these employees, both in the form of cash and stock options granted, have been charged against the proceeds of the common stock sales in the accompanying consolidated statements of shareholders’ equity. The amount of the charge for the stock options granted represented the difference between the option exercise price and the fair value of the Company’s common stock at the date of grant as determined by the Company for financial reporting purposes. All other costs related to these employees were charged to expense.

      At July 31, 2001, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock	862,500
Reserved for exercise of warrants	100,000
Reserved for exercise of outstanding stock options	10,283,192

11,245,692

      See Note 11 for a description of the legal status of common shares issued to the Company’s founder.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

  Stock Options

      The Company’s Board of Directors has approved grants of options to acquire a total of 12,901,825 shares of the Company’s common stock to the Company’s employees, outside directors and service providers. As of July 31, 2001, 10,283,192 of these stock options were outstanding. The options were vested as of their date of grant and expire in December 2002 for the options granted prior to December 1999 and expire in December 2004 through 2010 for the options granted after December 1999.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

      Stock option activity is set forth below:

	Options Outstanding

				Weighted-
				Average
			Weighted-	Fair Value
	Number of	Exercise Price	Average	of Common
	Shares	per Share	Exercise Price	Stock(A)

Balance at July 31, 1998	931,310	$.01 – $ .05	$0.011	$0.71
Options granted:
Exercise price less than fair value of common stock(A):
— Employee commissions for stock sales	1,511,250	$.01 – $1.00	$0.067	$2.63
— Other employee	2,104,090	$.01 – $1.00	$0.339	$2.85
— Outside service providers	254,675	$.01 – $1.00	$0.212	$3.54
— Outside directors	40,000	$1.00	$1.00	$3.75
Exercise price equal to fair value of common stock(A):
— Employee commissions for stock sales	425,000	$3.75	$3.750	$3.75
Options exercised	(39,750)	$.01 – $ .05	$0.020

Balance at July 31, 1999	5,226,575	$.01 – $3.75	$0.478
Options granted:
Exercise price less than fair value of common stock(A):
— Employee commissions for stock sales	21,000	$1.00	$1.000	$2.50
— Other employees	12,000	$1.00	$1.000	$2.50
Exercise price equal to fair value of common stock(A):
— Employee performance-based	2,600,000	$2.50	$2.500	$2.50
— Other employee	750,000	$2.50	$2.500	$2.50
— Outside directors	250,000	$2.50	$2.500	$2.50
— Non-employee	52,500	2.50	2.50	2.50
— Settlement and Severance of former president	1,000,000	2.50	2.50	2.50
Options exercised	(392,406)	$.01 – $1.00	$0.179
Options cancelled	(269,777)	$.05 – $3.75	$1.902

Balance at July 31, 2000	9,249,892	$.01 – $3.75	$1.469
Options granted:
Exercise price less than fair value of common stock(A):
— Employee performance-based	300,000	$2.50	$2.500	$2.75
Exercise price equal to fair value of common stock(A):
— Other employees	2,500,000	$2.75	$2.750	$2.75
— Outside directors	150,000	$2.75	$2.750	$2.75
Options exercised	(67,200)	$.01 – $1.00	$0.072
Options cancelled	(1,849,500)	$.01 – $3.75	$1.723

Balance at July 31, 2001	10,283,192	$.01 – $3.75	$1.792

(A) At date of grant.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

      The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of July 31, 2001 were as follows:

		Average
	Number of	Remaining		Weighted
Range of	Shares	Contractual	Shares	Average
Exercise Prices	Outstanding	Life (Years)	Exercisable	Exercise Price

$ .01 – $ .50	3,126,017	1.63	3,126,017	$0.11
$1.00	512,175	1.44	512,175	$1.00
$2.50 – $3.75	6,645,000	6.97	2,922,500	$2.65

Total	10,283,192	5.07	6,560,692	$1.31

  Stock Options Granted to Company’s Chairman and Chief Executive Officer and Related Stock-based Compensation

      On January 1, 2000, as part of an employment agreement with a term expiring January 31, 2005, the Company granted 3,600,000 stock options to the Company’s Chairman and Chief Executive Officer which have an exercise price of $2.50 per share and expire on January 1, 2010. As of January 1, 2000, 300,000 of the options were vested and 100,000 options vest annually on January 1 of each year from 2001 through 2004. The remaining 2,900,000 options are performance-based and vest upon the occurrence of certain events. When granted, the terms for 2,000,000 of these performance-based options provided for the vesting upon completion of a successful Initial Public Offering by the Company. Subsequently, on November 1, 2000, the terms of the vesting of these 2,000,000 stock options were modified to the performance criteria indicated with an (A) below.

      Performance criteria which were met during the year ended July 31, 2001, the number of related stock options vested and not earned, and stock-based compensation recognized during the year ended July 31, 2001 are as follows:

	Number of Options		Stock-based
			Compensation
	Vested	Not Earned	Recognized

Completion of the audit of the Company’s July 31, 2000 consolidated financial statements(A)	500,000	—	$125,000
Settlement of the California Department of Corporations investigation(A)	250,000	—	62,500
Settlement of the California Public Utilities Commission investigation(A)	500,000	—	125,000
Exceeding the Company’s business plans for the calendar year ended December 31, 2000 by 10% or more	100,000	200,000	25,000

	1,350,000	200,000	$337,500

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

      Performance criteria which have not been met as of July 31, 2001, the number of related stock options which vest upon meeting the performance criteria and stock-based compensation recognized during the year ended July 31, 2001 are as follows:

		Stock-based
	Number of	Compensation
	Unvested Options	Recognized

Completion of liquidity event, as defined in related agreement(A)	750,000	$412,500
Completion of a successful initial public offering	300,000	165,000
Exceeding the Company’s business plans for the calendar year ending December 31, 2001 by 10% or more	300,000	165,000

	1,350,000	$742,500

      If during the term of the employment agreement, the Company makes a public offering of its shares or if the Company supports any other form of liquidity event, then all stock options related to this employment agreement, whether earned or not, shall be considered vested prior to such event.

      The employment agreement also provides that in the event the Company terminates the agreement early or a change in control of the Company occurs, the Company’s Chairman and Chief Executive Officer has the right to require the Company to repurchase all his capital stock and stock options of the Company, then earned or to be earned, at a repurchase price equal to two times the then price value of the Company’s common stock.

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

  Other Stock-Based Compensation

      In connection with the granting of stock options to certain employees and the Company’s outside directors, the amount of related compensation to be recognized was determined by the Company to be the difference between the option exercise price and the fair value of the Company’s common stock at the date of grant as determined by the Company’s management for financial reporting purposes. Inasmuch as all options granted by the Company through July 31, 2000 were fully vested as of their date of grant, the related compensation was expensed as of the date of grant, except for the compensation related to options granted as commissions to employees for the sales of the Company’s common stock which was charged against the proceeds of the common stock sales.

      The Company’s founder and, at the time, its Chairman and Chief Executive Officer, gave a total of 248,000 and 123,500 shares of the Company’s common stock owned by him to two officers of the Company in 1999 and 2000, respectively. In accordance with Staff Accounting Bulletin No. 79, Accounting for Expenses or Liabilities Paid by Principal Stockholder, the estimated fair value of such shares of $496,000 and $423,500 was included in stock-based compensation charges in 1999 and 2000, respectively.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

      Stock-based compensation charges relate to the following:

	Year Ended July 31,

	1999	2000	2001

Stock options granted with fair value of Company’s common stock in excess of exercise price of options	$8,548,500	$53,277	$—
Performance-based stock options	—	—	1,080,000
Gift of shares from founder to officers	496,000	423,500	—

	9,044,500	476,777	1,080,000
Less amount related to commissions on sales of the Company’s common stock	(3,326,090)	(31,500)	—

	$5,718,410	$445,277	$1,080,000

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

  Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

      Pro forma information regarding results of operations and net income (loss) per common share is required by SFAS No. 123 for stock-based awards to employees, which are comprised of stock options for the purchase of the Company’s common stock, as if the Company had accounted for such awards using a valuation method permitted under SFAS No. 123. In determining such pro forma information, stock options to employees and outside directors were valued using the minimum value method assuming no expected dividends, an average expected life through the option expiration dates, and a weighted-average risk-free interest rate of 6.0%. The minimum value method does not consider stock price volatility. For pro forma purposes, the estimated minimum value of the Company’s stock-based awards to employees and outside directors were expensed at the date of grant of the stock options for options that were fully vested at date of grant and was expensed over the vesting period of stock options that vest over a period of time. The results of applying Statement No. 123 to the Company’s stock option grants to employees and outside directors on the assumptions described above approximate the Company’s reported amounts of net income (loss) and net income (loss) per common share for each year.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

10. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred income taxes consist of the following:

	July 31,

	2000	2001

Deferred tax assets:
Net operating loss carryforwards	$9,846,000	$1,021,000
Stock options	2,232,000	2,756,000
Allowance for doubtful accounts	625,000	601,000
Reserves and accruals	1,641,000	4,421,000
State income taxes	—	1,586,000

	14,344,000	10,385,000
Less valuation allowance	(14,254,000)	(1,021,000)

	90,000	9,364,000
Deferred tax liabilities:
Depreciation and amortization	(72,000)	(85,000)
Other	(18,000)	—

Net deferred tax asset	$—	$9,279,000

      For the year ended July 31, 2001, the Company’s provisions for income taxes was comprised of the following:

	Current	Deferred	Total

Federal	$24,953,000	$(7,728,000)	$17,225,000
State	6,178,000	(1,551,000)	4,627,000

	$31,131,000	$(9,279,000)	$21,852,000

      There was no provision for income taxes for the years ended July 31, 1999 and 2000.

      A reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes as a percentage of loss before income taxes is as follows:

	Year Ended July 31,

	1999	2000	2001

Federal statutory income tax rate	34.0%	34.0%	35.0%
Valuation allowance recorded due to losses	(34.0)	(34.0)	—
Reversal of valuation allowance	—	—	(13.1)
State income taxes, net of federal benefit	—	—	3.6
Other	—	—	1.1

Income tax rate per financial statements	—%	—%	26.6%

      A valuation allowance was recorded to reflect the uncertainty of realization of the deferred tax asset during 1999 and 2000. The valuation allowance at July 31, 2001 was recorded to reflect the uncertainty of the deferred tax asset related to the net operating loss carryforward, the use of which is limited as described in the following paragraph. The valuation allowance increased by $7,881,000 and $2,840,000 during 1999 and 2000, respectively, and during 2001 was increased by $362,000 for a change in the federal income tax rate applied to

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

the Company’s temporary differences and decreased by $13,595,000 for the release of the valuation allowance because of the Company’s profitable operations during the year ended July 31, 2001.

      At July 31, 2001, the Company had net operating loss carryforwards of approximately $2,330,000 for federal and state income tax purposes that begin to expire in years 2018 and 2006, respectively. The timing of the utilization of federal net operating loss carryforwards is subject to an annual limitation due to the “change of ownership” provision of the Tax Reform Act of 1986. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

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

      The following is a schedule of the future minimum rental payments required under the above operating leases as of July 31, 2001:

Year ending July 31,

2002	$841,087
2003	652,949
2004	371,835
2005	27,588

$1,893,459

      Rent expense for operating leases amounted to $367,300, $786,300 and $697,498 in 1999, 2000 and 2001, respectively.

  Employment contracts

      The Company has entered into employment contracts with four of its executives which provide for aggregate base salaries as follows during the term of the contracts:

Year ending July 31,

2002	$1,017,916
2003	1,172,917
2004	1,346,250
2005	627,083

      Two of the contracts provide that in the event of a change in control as defined in the contracts, the executive is to receive an amount equal to eight times the annual base salary plus the amount of income taxes payable under Internal Revenue Service (IRS) Code § 280G whereas the other two contracts provide that, in

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

the event of a change in control as defined in the contracts, the executive is to receive an amount equal to four times the annual base salary plus the amount of income taxes payable under IRS Code § 280G.

      Three of the agreements provide that if the executive’s employment is terminated for other than death, disability, material breach of agreement or voluntary termination, the executive will be entitled to receive one and one-half times his then current base salary. The other agreement provides that the Company may only terminate the executive’s employment for death, disability or cause. In the event of death or disability, the executive is entitled to receive his then current base salary and bonus for a period of one year or until the expiration of the term of the agreement, whichever comes first.

Contingencies

  California Department of Corporations Investigation

      The California Department of Corporations (“DOC”) initiated an investigation of the Company in 1999 regarding the manner and extent of the offers and sales of the Company’s stock and whether or not said offers and sales conformed to the requirements of the California Securities laws or allowable exemptions to registration, and whether the Company’s employees involved in such sales should have been licensed. Shortly after the initial inquiry, there was a change in management of the Company and all of such sales activities ceased, and the employment of all employees involved in such sales activities was terminated. The Company had entered into negotiations with the DOC to resolve this investigation and reached mutually agreeable terms of settlement, which include a payment of $150,000 by the Company to the DOC, which the Company accrued as of July 31, 2000, and an agreement to cooperate with the DOC in any further investigations which may arise related to these matters. In February 2001, upon the payment of $150,000 by the Company to the DOC, this investigation was closed.

  California Public Utilities Commission Investigation

      In 1999, the Consumer Services Division of the CPUC ordered an investigation relating to non-disclosure by the Company’s former Chairman and Chief Executive Officer of cease and desist actions taken against him prior to his association with the Company and to a supplemental billing by the Company covering a six-month period during which the Company had under-billed its customers. The Company negotiated a settlement of all issues with the CPUC and both parties signed a settlement agreement on January 7, 2000. The terms included a payment of $100,000 by the Company to the CPUC and reimbursement by the Company of the amount of the supplemental billing to its customers through refunding amounts previously paid or issuing credits for unpaid amounts, and that the Company’s Chief Executive Officer from July 1, 1997 through December 31, 1998 would not have any responsibility for the business practices, management or operation of the Company in California for a period of at least two years after the effective date of the settlement agreement. The Company accrued for the financial impact of the January 7, 2000 settlement agreement during the year ended July 31, 2000. In July 2001, the CPUC investigation was ordered settled by the CPUC. The settlement provided for among other things, the Company to pay a fine of $219,500 and audit costs of $37,000 plus reimbursement of the supplemental billings to its customers (which reimbursement had taken place in prior periods).

  Litigation with Company’s Founder

      The Company’s corporate records state 8,000,000 shares of the Company’s common stock were issued to its founder on August 15, 1997 in exchange for $140,000 in the form of cash payments totaling $90,000 and personal property having a value of $50,000; however, the Company was unable to verify that all of this consideration was actually paid to the Company. Accordingly, on February 23, 2001, the Company’s Board of Directors instructed the Company’s management to reflect on the corporate stock records that only a portion of the shares issued the founder be recognized as validly issued.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

      Previously, at the time the Company entered into the severance agreement with the founder as more fully described in Note 5, the founder and the Company entered into an Accommodation Agreement pursuant to which 1,200,000 of the founders’ common shares were placed into an escrow account for a period of three years from which the Company could use shares to settle claims of former employees of the Company. At the end of the three year period, any shares remaining in the escrow account were to be released to the founder.

      Subsequent to the actions described above, claims and counterclaims were filed by the Company and the founder. On August 10, 2001, a settlement was reached with the founder which was approved by the court having jurisdiction over the case on August 15, 2001. The material terms of the settlement provided that the Company pay the founder $4,790,000 in damages and an additional $2,400,000 to purchase 1,175,160 shares of the Company’s common stock claimed to be held by the founder. The settlement agreement also provided that the remaining 4,720,000 shares of the Company’s common stock claimed to be held by the founder were void. Founder also agreed to release his claims to the shares of the Company’s common stock held in the escrow account pursuant to the Accommodation Agreement and to the Company’s obligation to him under the severance agreement described in Note 5. The founder also agreed that he would have no future ownership in the Company. The loss on the settlement of $4,790,000, which is net of the previously accrued severance payable to the founder of $927,554, was recorded as of July 31, 2001 and is included in general and administrative expenses for the year then ended.

  Litigation

      From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company’s consolidated financial condition or its consolidated results of operations.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2001

12. Quarterly Financial Information (Unaudited)

	Three Months Ended

	October 31	January 31	April 30	July 31

	(In thousands except per share information)
Year ended July 31, 2000:
Net revenue	$20,169.4	$18,670.8	$17,950.0	$42,834.1
Gross margin	2,796.8	1,040.0	2,389.6	6,666.0
Net income (loss)	(2,137.8)	(3,548.7)	(3,305.1)	345.5

Net income (loss) per common share (restated)(A):
Basic and diluted	(.08)	(.12)	(.11)	.01

Net income (loss) per common share (as originally reported)(A):
Basic and diluted	(.07)	(.10)	(.10)	.01

Year ended July 31, 2001:
Net revenue	$43,106.0	$52,659.0	$48,272.6	$39,226.1
Gross margin	18,833.0	41,153.9	28,431.2	18,230.0
Net income	11,759.2	27,865.2	14,509.6	6,395.5

Net income per common share (restated)(A):
Basic	.40	.95	.49	.22
Diluted	.34	.81	.43	.19
Net income per common share (as originally reported)(A):
Basic	.35	.86	.51
Diluted	.30	.75	.44

(A)	See Note 1, “Adjustment of Number of Outstanding Shares and Restatement of Per Share Information” for a description of the basis of the restatement of the per share information for the quarters ended October 31, 1999 and 2000, January 31, 2000 and 2001, and April 30, 2000 and 2001.

SCHEDULE II

COMMONWEALTH ENERGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D

		Charged to
		Costs and
		Expenses
	Beginning	or Sales		Balance at
	of Period	Allowances	Deductions	End of Period

Year ended July 31, 2001:
Allowance for Bad Debts	$1,458,984	$4,666,126	$2,178,722	$3,946,388

Year ended July 31, 2000:
Allowance for Bad Debts	612,909	846,075	—	1,458,984

Year ended July 31, 1999:
Allowance for Bad Debts	—	612,909	—	612,909

EXHIBIT INDEX

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Bylaws of Commonwealth Energy Corporation, as amended(1)
3.4	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
10.1	Power Purchase Agreement dated July 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company†(4)
10.2	First Amendment to Power Purchase Agreement dated as of July 29, 1999†(4)
10.3	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company†(4)
10.4	Loan and Security Agreement dated June 28, 2000 between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit(1)
10.5	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit.(1)
10.6	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.7	PECO Energy Company Confirmation Agreement dated January 30, 2001.(1)
10.8	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)
10.9	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.10	Standard Sublease dated November 12, 1998, between Kurt Busch and Commonwealth Energy Corporation, for property located at 15991 Redhill Avenue, Suite 200, Tustin, California.(1)
10.11	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom(1)
10.12	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.13	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen(2)
10.14	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver(2)
10.15	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop(2)
10.16	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees(1)
10.17	Amendment Number 6 to lease by and between Warner/Redhill Associates and Frederick Michael Bloom(2)
10.18	Commonwealth vs. Bloom Settlement Agreement Terms dated August 10, 2001(3)

Exhibit
Number	Title of Exhibit

10.19	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(4)
10.20	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(4)
21.1	Subsidiaries of the Registrant(1)

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

(3)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

(4)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10A filed with the Securities and Exchange Commission on April 3, 2002 (File No. 000-33069).

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.