Form 10-Q
period 2002-04-30
COMMONWEALTH ENERGY CORP
filed 2002-06-14
CIK 1156443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
of The Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2002

OR

Transition Report Pursuant to Section 13 or 15 (D)
of The Securities Exchange Act of 1934
For the Transition Period From __________ To __________

Commission File Number: 000-33069

COMMONWEALTH ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0769555 (I.R.S. Employer Identification No.)

15901 Red Hill Avenue, Suite 100, Tustin, California 92780

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (714) 258-0470

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ()

         As of April 30, 2002, 27,343,071 shares of the registrant’s common stock were outstanding. There was no market for the registrant’s shares at such date.

Common Stock

(Title of class)

Part I. Financial Information

Item 1. Financial Statements

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2001	April 30, 2002

Current assets:		(Unaudited)

Cash and cash equivalents	$41,114,046	$35,605,656

Accounts receivable:

Billed	16,818,659	17,199,016

Unbilled	3,338,172	6,404,964

Green power credits	1,176,611	—

	21,333,442	23,603,980

Less allowance for doubtful accounts	(3,946,388)	(5,281,601)

Net accounts receivable	17,387,054	18,322,379

Prepaid income taxes	2,109,997	3,275,248

Deferred tax asset	6,607,711	3,079,120

Prepaid expenses and other assets	3,943,625	4,279,686

Total current assets	71,162,433	64,562,089

Property and equipment, net	3,606,078	4,055,564

Restricted cash	28,242,911	21,226,892

Other assets:

Intangible assets	945,000	905,625

Investments, at cost	—	5,049,198

Deposits and notes receivable	388,466	430,463

Deferred tax asset	2,671,058	4,526,709

Total other assets	4,004,524	10,911,995

Total assets	$107,015,946	$100,756,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$9,404,851	$8,414,445

Notes payable under line of credit	3,888,072	3,517,848

Other current liabilities	7,685,954	3,382,765

Total current liabilities	20,978,877	15,315,058

Commitments and contingencies

Shareholders’ equity:

Convertible preferred stock — 10,000,000 shares authorized with no par value; 862,500 and 775,000 shares issued and outstanding at July 31, 2001 and April 30, 2002, respectively	842,112	802,671

Common stock — 50,000,000 shares authorized with no par value; 29,360,363 and 27,343,071 shares issued and outstanding at July 31, 2001 and April 30, 2002, respectively	60,304,847	57,982,997

Retained earnings	24,890,110	26,655,814

Total shareholders’ equity	86,037,069	85,441,482

Total liabilities and shareholders’ equity	$107,015,946	$100,756,540

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2001	2002	2001	2002

Retail energy sales	$21,240,733	$24,684,620	$85,486,039	$62,790,750

Wholesale energy sales	26,431,246	3,402,403	55,643,606	17,244,756

Net energy sales	47,671,979	28,087,023	141,129,645	80,035,506

Green power credits	600,649	(22,108)	2,907,985	2,406,856

Net revenue	48,272,628	28,064,915	144,037,630	82,442,362

Direct energy costs	19,841,402	19,932,674	55,619,547	63,001,854

Gross margin	28,431,226	8,132,241	88,418,083	19,990,508

Selling and marketing expenses	799,188	809,455	2,891,431	2,593,675

General and administrative expenses	4,582,844	5,127,263	11,794,465	14,541,949

Stock-based compensation charges	575,000	55,000	575,000	55,000

Income from operations	22,474,194	2,140,523	73,157,187	2,249,884

Interest income	948,433	248,668	1,627,083	1,068,414

Interest expense	(162,354)	(98,893)	(581,430)	(299,396)

Income before provision for income taxes	23,260,273	2,290,298	74,202,840	3,018,902

Provision for income taxes	8,750,723	907,890	20,068,962	1,199,944

Net income	$14,509,550	$1,382,408	$54,133,878	$1,818,958

Net income per common share:

Basic	$.49	$.05	$1.84	$.07

Diluted	$.43	$.04	$1.58	$.06

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,

	2001	2002

Cash Flows From Operating Activities

Net income	$54,133,878	$1,818,959

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	581,504	952,250

Amortization	52,500	39,375

Provision for doubtful accounts	482,301	1,335,213

Stock-based compensation charges	575,000	55,000

Deferred income taxes	(3,962,000)	320,485

Changes in operating assets and liabilities:

Billed accounts receivable	(7,240,800)	(380,356)

Unbilled accounts receivable	100,640	(3,066792)

Green power credits receivable	2,106,392	1,176,611

Prepaid expenses and other assets	125,501	(1,543,310)

Accounts payable	1,876,304	(1,672,940)

Income taxes payable	3,362,312	—

Accrued expenses	(1,051,439)	(4,303,189)

Net cash provided by (used in) operating activities	51,546,670	(3,233,704)

Cash Flows From Investing Activities

Purchases of property and equipment	(771,915)	(1,401,736)

Purchase of investments	—	(5,049,198)

Net cash used in investing activities	(771,915)	(6,450,934)

Cash Flows From Financing Activities

Borrowings under (repayments of) line of credit	(81,733)	(370,225)

Decrease (Increase) in restricted cash	(4,651,162)	7,016,019

Dividends paid on preferred stock	—	30,196

Repurchase of preferred stock	—	(62,500)

Repurchase of common stock	—	(2,400,000)

Proceeds from exercise of stock options	5,628	20,650

Net cash provided by (used in) financing activities	(4,727,267)	4,176,248

Increase (decrease) in cash and cash equivalents	46,047,488	(5,508,390)

Cash and cash equivalents at beginning of period	4,213,168	41,114,046

Cash and cash equivalents at end of period	$50,260,656	$35,605,656

Supplemental disclosure of cash flow information:

Cash paid for:

Interest expense	$581,430	$299,396

Income taxes	$12,613,732	$692,255

See accompanying notes.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002
(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

         Commonwealth Energy Corporation (the “Company”) was incorporated on August 15, 1997. The Company’s primary business has been the sale of electric power to retail customers in California and, beginning January 2000, in Pennsylvania. In August 2000, the Company commenced sales of electric power to wholesale customers in California and Pennsylvania. The Company is licensed by the Federal Energy Regulatory Commission (FERC) as a power marketer, by California as an Electric Service Provider and by Pennsylvania as an Electric Generation Supplier. The Company plans to enter new deregulated electric power markets in the future.

         The electric power sold by the Company to its retail customers is delivered to the Company’s customers by Utility Distribution Companies (UDCs) in California and an Electric Distribution Company (EDC) in Pennsylvania, which measure electric power usage by the Company’s customers and bills the customers on behalf of the Company. There are three UDCs in California and one EDC in Pennsylvania which conduct these activities on behalf of the Company.

         The Company’s operations have been in one reportable segment, the domestic electricity distribution industry.

Basis of Presentation

         The condensed consolidated interim financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries and its affiliate, Summit Energy Ventures, LLC (Summit). All intercompany transactions have been eliminated in consolidation.

         The condensed consolidated interim financial statements as of April 30, 2002 and for the three and nine month periods ended April 30, 2001 and 2002 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the operating results to be expected for the full year or any other period.

         These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

         This report on Form 10-Q for the quarter ended April 30, 2002 should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

Adjustment of Number of Outstanding Common Shares and Restatement of Per Share Information

         The Company disputed whether certain shares of its common stock issued to its founder were validly issued. Litigation ensued between the Company and its founder regarding this and other matters. A settlement of this litigation was approved by the court having jurisdiction over the case on August 15, 2001 and stipulated that 4,720,000 of the founder’s disputed common shares were void. The Company’s legal counsel has advised that such shares should be considered void ab initio, or having never been issued. Accordingly, the Company has restated its prior years’ financial statements to reflect the terms of this settlement. The only change to the Company’s results of operations is in certain previously reported net income per share information, including the results for the three and nine months ended April 30, 2001 which have been restated as follows:

	Three months ended		Nine months ended
	April 30, 2001		April 30, 2001

	Basic	Diluted	Basic	Diluted

As restated	$0.49	$0.43	$1.84	$1.58

As originally reported	$0.51	$0.44	$1.72	$1.49

Estimates and Assumptions

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to independent system operator costs, allowance for doubtful accounts, and unbilled receivables and legal claims. Actual results could differ from those estimates.

Revenue and Cost Recognition

         Net revenue from sales of electric power is recognized as the power is delivered to the Company’s customers. Net revenue represents proceeds from energy sales. Direct energy costs include electric power purchased, independent system operator (ISO) fees and scheduling coordination fees. The actual ISO costs are not finalized until a settlement process by the ISO is performed of each day’s activities for all grid participants. Prior to the completion of settlement, the Company estimates and accrues for these costs based on preliminary settlement information. Selling and marketing expenses include salaries of sales and marketing personnel and promotional and advertising costs. General and administrative expenses include salaries for corporate support personnel, rent expenses, insurance expenses, bad debt expenses, depreciation expenses and other costs of the corporate office.

         The Company’s net revenue, including green power credits, is derived from sales to the following classes of customers:

	Three months ended April 30,		Nine months ended April 30,

	2001	2002	2001	2002

Retail and commercial end users	$21,841,382	$24,662,512	$88,669,232	$65,197,606

Wholesale	26,431,246	3,402,403	55,368,398	17,244,756

	$48,272,628	$28,064,915	$144,037,630	$82,442,362

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

         As of April 30, 2002, 86.1% of the Company’s billed and unbilled receivables are due from a large number of retail and commercial end users in California and Pennsylvania who are billed by and make remittances to the UDC’s or the EDC that deliver their electricity which, in turn, forward such remittances to the Company. One of the UDC’s, Pacific Gas and Electric (PG&E), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts which approximated $1,104,000 at

April 30, 2002. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC’s.

         The remainder of the Company’s billed and unbilled accounts receivable are due primarily from wholesale customers including $3,696,854 due from Automated Power Exchange (APX). This amount includes $2,356,879 in ISO credit holdbacks relating to November 2000, January 2001 and August 2001 activity. APX has informed the Company that the holdbacks were made, in part, because certain organizations, including PG&E and California Power Exchange (PX), which have declared bankruptcy, did not make their scheduled payments to APX. We have established an allowance of $2,327,171 for doubtful accounts related to the APX holdbacks based on our estimates of the amounts that will ultimately be collected from APX.

         During the nine months ended April 30, 2002, sales to PJM Interconnection in Pennsylvania represented approximately 12% of the Company’s total net revenue. Payment terms of these energy sales are net 15 days of the invoice date. During the nine months ended April 30, 2002, no other customer represented over 10% of the Company’s net revenue. During the nine months ended April 30, 2001, sales to the California Power Exchange and California Department of Water Resources represented approximately 13% and 14% of the Company’s total net revenue respectively. No other customer represented over 10% of the Company’s net revenue during the nine months ended April 30, 2001.

2. Market and Regulatory Risks

California Deregulated Electric Power Markets

         California has experienced extreme fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission (“CPUC”), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time.

         In addition to regulatory and legislative risks, one of the UDC’s in California, PG&E, with which the Company interacts to conduct its business has filed for bankruptcy protection. Other utilities in California also could seek protection of bankruptcy in the future.

Commitments to Purchase Electric Power

         For the California market, the Company has entered into a contract, which expires on June 30, 2002, to acquire 2,400 MWH of electric power per day through December 31, 2000 and 3,000 MWH per day for the remainder of the contract. The Company has entered into two new contracts to replace a substantial portion of the existing contract that will expire on June 30, 2002. The contracts are shaped to the Company’s load servicing requirements. The Company is obligated to minimum electric purchases of $20.0 million during the year ending July 31, 2003, under these new commitments.

         For the Pennsylvania market, the Company has entered into various contractual arrangements for the purchase of electric power through May 2004. The Company is obligated to minimum electric power purchases of $8.2 million during the remaining three months of the year ending July 31, 2002 and $51.9 million thereafter under these contracts.

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

California Green Power Credits

         The state of California enacted the Public Purpose Program which established a $540 million fund to provide overall incentives to suppliers of “green” power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per kWh which effective July 31, 2000, had been at a rate 1.0 cent per kWh. The Company received Green Power Credits of $2,907,985 for the nine months ended April 30, 2001 and $2,406,856 for the nine months ended April 30, 2002, which are included in the Company’s net revenue. The benefit of these credits has been passed through to the Company’s customers. The decrease is due to the expiration of the Green Power Credit program in December 2001. As of April 30, 2002, the legislative action required to extend the program had not been approved and the Company does not know if the subsidy will be continued.

3. Per Share Information

         The amount of net income used in the calculations of basic and diluted net income per common share includes cumulative preferred dividend requirements of $19,851 and $17,300 for the three months ended April 30, 2001 and 2002, respectively and $62,325 and $53,254 for the nine months ended April 30, 2001 and 2002, respectively.

         Basic and diluted net income per common share is computed as follows:

	Three months ended April 30,		Nine months ended April 30,

	2001	2002	2001	2002

Numerator:

Net income	$14,509,550	$1,367,424	$54,133,878	$1,803,974

Preferred stock dividend	(19,851)	(17,300)	(62,325)	(53,254)

Income applicable to common stock — Basic	14,489,699	1,350,124	54,071,553	1,750,720

Assumed conversion of preferred stock	19,851	17,300	62,325	53,254

Net income — Dilutive	$14,509,550	$1,367,424	$54,133,878	$1,803,974

Denominator:

Average outstanding shares — Basic	29,421,214	27,333,071	29,388,244	27,526,116

Dilutive shares:

Exercise of stock options	3,563,408	3,557,909	3,301,028	3,591,807

Conversion of preferred stock into common stock	939,000	775,000	939,000	802,500

Average outstanding shares — Dilutive	33,923,622	31,665,980	33,628,272	31,920,424

         For all periods presented, the effects of stock options with exercise prices in excess of the estimated fair value of the Company’s common stock and of the exercise of warrants have been excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

         For all periods presented, 226,000 disputed shares of preferred stock that Joseph Saline claims to own that are not reflected as outstanding in our records have been excluded from the calculation of earnings per share. The Company's position is that Mr. Saline does not beneficially own any shares of the Company's capital stock. Mr. Saline has filed a lawsuit against us seeking to require us to recognize his alleged ownership of these disputed shares. The Superior Court for the County of Orange has issued a preliminary injunction requiring Commonwealth to recognize Mr. Saline's right to vote these disputed shares of preferred stock with two-for-one voting and conversion rights pending final resolution of the matter. We are vigorously contesting the underlying lawsuit.

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

         As of April 30, 2002, the Company’s interest in Summit is a 100% preferred membership interest and, after the Company receives its original capital and a 10% preferred return, profits of Summit are to be allocated 60% to the Company and 40% to Steven Z. Strasser, the owner of Summit’s investment manager, Northwest Power Management (Northwest). Net losses are allocated per capital contribution. Northwest receives no return until after the Company receives return of its investment and 10% preferred annual return on its investment. The Company shall have the option to purchase any of Summit’s investments on such terms and conditions that are established between the Company and Northwest.

         Condensed balance sheet information for Summit at July 31, 2001 and April 30, 2002, which is included in the Company’s consolidated financial statements, is as follows:

Assets:	July 31, 2001	April 30, 2002

Cash and cash equivalents	$14,635,411	$9,300,176

Prepaid management fees	379,110	323,527

Investment in Envenergy, Inc., at cost	—	2,029,669

Investment in Turbocor, Inc., at cost	—	3,019,529

	$15,014,521	$14,672,901

Members equity	$15,014,521	$14,672,901

         The effect of Summit’s results of operations during the nine months ended April 30, 2002 on the Company’s consolidated results of operations was a loss of $.1 million.

         In October 2001, Summit Energy invested $2,029,669 in Envenergy, Inc. representing a 9% ownership in that company. In January 2002, Summit Energy initially invested $2,836,800 in Turbocor, Inc. representing a 7% ownership in that company with additional capital calls of $182,729 in 2002. These investments will be accounted for as an available for sale equity investment.

5. Other Current Liabilities

         Other current liabilities are comprised of the following at July 31, 2001 and April 30, 2002:

	July 31, 2001	April 30, 2002

Payroll and related	$467,511	$583,683

Legal accruals	1,476,584	1,484,626

Customer termination costs	65,000	58,922

Settlement of litigation with founder	4,790,000	—

Other	886,859	1,255,534

	$7,685,954	$3,382,765

6. Property and Equipment, Net

         Property and equipment, net is comprised of the following at July 31, 2001 and April 30, 2002:

	July 31, 2001	April 30, 2002

Office furniture and equipment	$1,227,536	$1,311,670

Information technology equipment and systems	4,094,531	5,406,324

Leasehold improvements	119,629	125,438

	5,441,696	6,843,432

Less accumulated depreciation and amortization	(1,835,618)	(2,787,868)

	$3,606,078	$4,055,564

7. Restricted Cash and Intangible Assets

Restricted Cash

         Restricted cash consists of the following at July 31, 2001 and April 30, 2002:

	July 31, 2001	April 30, 2002

Short-term investments pledged as collateral for letters of credit in connection with agreements for the purchase of electric power	$13,607,500	$11,926,716

Cash and cash equivalents of Summit	14,635,411	9,300,176

	$28,242,911	$21,226,892

         The Company is required to pledge an amount equivalent to 45 days of energy purchases under the contracts for the purchase of electric power. The funds in Summit are committed to the purpose of investing in energy and energy related companies.

Intangible Assets

         The Company’s intangible assets represent the net unamortized costs of purchasing, in July 1999, the 1-800-Electric telephone number and the rights to eight internet domain names. The initial cost of these intangible assets was $1,050,000. Amortization expense for these intangible assets was $39,375 for each of the nine month periods ended April 30, 2001 and 2002.

8. Line of Credit

         On June 29, 2000, the Company entered into a three-year, $15 million line of credit. Borrowings under the line of credit, which amounted to $3,517,848 at April 30, 2002, are collateralized by accounts receivable, inventory and other assets. In connection with obtaining the line of credit, the Company agreed to pay a closing fee of $300,000, one-half of which was paid at closing and the remainder to be paid incrementally at each annual renewal date. The Company also issued the lender a warrant expiring June 29, 2003 to purchase 100,000 shares of the Company’s common stock at a price of $5.50 per share. Interest on borrowings is based on the lender’s prime rate plus 1.75%. At April 30, 2002, the interest rate on borrowings under the line of credit had a base interest of 9.0%. The credit line is subject to certain financial covenants in the event the Company’s net worth falls below $10 million or the Company operates with a negative gross profit.

         On August 10, 2001, the Company restructured its line of credit to shorten the maturity date to June 29, 2002 and to reduce the amount of the line of credit to $10 million.

9. Shareholders’ Equity

Convertible Preferred Stock

         The terms of the Company's convertible preferred stock provides for cumulative dividends which accrue at an annual rate of 10% and are payable when declared by the Company. Cumulative unpaid dividends were $110,672 as of April 30, 2002. Each convertible preferred share is convertible into one share of the Company’s common stock at any time and has full voting rights. In addition, the convertible preferred stock is entitled to preferential liquidation rights over shares of the common stock in the amount of $1.00 per share plus all declared but unpaid dividends.

         For all periods presented, 226,000 disputed shares of preferred stock that Joseph Saline claims to own that are not reflected as outstanding in our records have been excluded from the calculation shareholders' equity. The Company's position is that Mr. Saline does not beneficially own any shares of the Company's capital stock. Mr. Saline has filed a lawsuit against us seeking to require us to recognize his alleged ownership of these disputed shares. The Superior Court for the County of Orange has issued a preliminary injunction requiring Commonwealth to recognize Mr. Saline's right to vote these disputed shares of preferred stock with two-for-one voting and conversion rights pending final resolution of the matter. We are vigorously contesting the underlying lawsuit.

Common Stock

         At April 30, 2002, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock	775,000

Reserved for exercise of common stock warrants	100,000

Reserved for exercise of outstanding stock options	10,201,192

11,076,192

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

Stock Options

         The Company’s Board of Directors has approved grants of options to acquire a total of 12,905,325 shares of the Company’s common stock to the Company’s employees, outside directors and service providers. As of April 30, 2002, 10,201,192 of these stock options were outstanding.

         Stock option activity for the nine months ended April 30, 2002 is set forth below:

	Options Outstanding

		Exercise	Weighted-
	Number	Price	Average
	of Shares	per Share	Exercise Price

Balance at July 31, 2001	10,283,192	$.01-3.75	$1.792

Options granted	4,500	1.00-3.75	1.910

Options exercised	(30,000)	.01-1.00	0.670

Options expired or forfeited	(56,500)	.05-3.75	0.849

Balance at April 30, 2002	10,201,192	$.01-$3.75	$1.800

Warrants

         As part of the $15 million credit line agreement dated June 29, 2000, the lender received warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $5.50 per share and expire upon the maturity of the loan agreement on June 29, 2003. The fair value of the warrants was nominal at their date of issuance.

10. Income Taxes

         For the nine months ended April 30, 2002, the Company’s provision for income taxes was comprised of the following:

	Current	Deferred	Total

Federal	$(472,996)	$1,368,238	$895,242

State	—	304,702	304,702

Total	$(472,996)	$1,672,940	$1,199,944

         The Company’s net deferred tax asset as of April 30, 2002 was $7,605,829 and is net of a valuation allowance of $908,816. During the nine months ended April 30, 2002, the valuation allowance remained unchanged. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Our primary business to date has been the sale of electric power to retail customers and commercial end-users in California and, beginning January 2000, in Pennsylvania and beginning in August 2000 the sale of electric power to wholesale customers in California and Pennsylvania. We are licensed by the FERC as a power marketer and by the California, Pennsylvania, New Jersey, Texas, Ohio, Michigan and New York Public Utilities Commissions as an electric services or electric generation supplier. We plan to enter new deregulated electric power markets in the future.

         As of April 30, 2002, we delivered electricity to approximately 89,600 customers in California and Pennsylvania. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us.

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

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

         The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

•	The most significant estimates in the Company's consolidated financial statements relate to independent system operator costs, the allowance for doubtful accounts and unbilled receivables and legal claims. Actual results could differ from those estimates.

•	Our net revenue from sales of electric power is recognized as the power is delivered to the Company’s customers. Net revenue represents proceeds from energy sales to the following classes of customers: Retail and commercial end users, and Wholesale.

•	Direct energy costs include electric power purchased, independent system operator fees and scheduling coordination fees. The actual independent system operator costs are not finalized until a settlement process by the ISO is performed of each days activities for all grid participants. Prior to the completion of settlement, we estimate and accrue for these costs based on preliminary settlement information.

•	Selling and marketing expenses include salaries of sales and marketing personnel and promotional and advertising costs. General and administrative expenses include salaries for corporate support personnel, rent expenses, insurance expenses, bad debt expenses, depreciation expenses and other costs of the corporate office.

•	As a result of market conditions in California during fiscal 2001, the credit worthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. The resulting impact on the Company has been a holdback of $3,696,854 in amounts due to us from the Automated Power Exchange (APX) related to November 2000, January 2001 and August 2001 activity. The APX has informed us that the holdbacks were made, in part because PG&E and PX, which have declared bankruptcy, did not make their scheduled payments to the APX. We have established an allowance of $2,327,171 for doubtful accounts related to the APX holdbacks based upon our estimates of the amounts that will ultimately be collected from the APX. In addition, PG&E has withheld payments of approximately $1,104,000 from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings. In addition to these specific allowances, we provide for estimated doubtful accounts on our energy sales.

•	The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales in California are estimated by the Company as the number of kilowatt hours delivered times 95% of the individual Utility Purchased Energy cost as published by each individual utility for residential customers. Unbilled receivables from sales in Pennsylvania are estimated in the same manner, except using the average current customer sales price per kilowatt hour.

•	From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We accrue for estimates losses on such matters in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”.

Results of Operations

Three months ended April 30, 2002 compared to three months ended April 30, 2001

Retail Energy Sales

         Electricity sales to retail and commercial end-users increased by $3.4 million, or 16.2%, to $24.7 million for the three months ended April 30, 2002 from $21.2 million for the three months ended April 30, 2001. California electricity retail sales increased $2.3 million and Pennsylvania electricity retail sales increased $1.1 million. The average retail price per kWh in California for the three months ended April 30, 2002 was $.0747 compared to $.125 for the three months ended April 30, 2001. Total kWhs of electricity billed in California for the three months ended April 30, 2002 was 227.8 million compared to 121.4 million for the three months ended April 30, 2001. The average retail price per kWh in Pennsylvania for the three months ended April 30, 2002 was $.058 compared to $.048 for the three months ended April 30, 2001. Total kWhs of electricity billed in Pennsylvania for the three months ended April 30, 2002 was 99.7 million compared to 104.8 million in the prior year. At April 30, 2002, we had 89,600 customers compared to 90,100 customers at April 30, 2001.

Wholesale energy sales

         The $3.4 million wholesale sales revenue for the three months ended April 30, 2002 consisted of California sales of $1.2 million and Pennsylvania sales of $2.2 million. Our major California wholesales customer was Sempra Energy. California wholesale energy sales decreased to $1.2 million for the three months ended April 30, 2002 from $23.5 million for the three months ended April 30, 2001. The average wholesale price per kWh decreased to $.022 for the three months ended April 30, 2002 from $.192 for the three months ended April 30, 2001. Total wholesale kWhs sold in California for the three months ended April 30, 2002 was 53.7 million compared to 122.0 million for the three months ended April 30, 2001. Pennsylvania wholesale energy sales decreased from $3.0 million for the three months ended April 30, 2001 to $2.2 million for the three months ended April 30, 2002. The average wholesale price per kWh decreased to $.023 for the three months ended April 30, 2002 from $.033 for the three months ended April 30, 2001. Total wholesale kWhs sold in Pennsylvania for the three months ended April 30, 2002 was 97.3 million compared to 90 million for the three months ended April 30, 2001.

Green power credit

         Green power credit revenue decreased to $(.02) million for the three months ended April 30, 2002 from $.6 million for the three months ended April 30, 2001. The decrease is due to the expiration of the Green Power Credit program in December 2001. The Legislative action to extend the program past December 31, 2001 has not been approved and the Company does not know if the subsidy will be continued.

Direct energy costs

         Direct energy costs increased to $19.9 million for the three months ended April 30, 2002, an increase of $.1 million, or .46%, from $19.8 million for the three months ended April 30, 2001. California direct energy costs increased to $10.6 million for the three months ended April 30, 2002 from $9.5 million during the three months ended April 30, 2001. Pennsylvania direct energy costs decreased to $9.3 million during the three months ended April 30, 2002 from $10.3 million for the three months ended April 30, 2001. The increase in California direct energy costs was the result of higher scheduling costs and higher kWhs purchased. During the three months ended April 30, 2002, we purchased 288.8 million kWhs compared to 248.4 million kWhs for the three months ended April 30, 2001. California scheduling costs increased by $.7 million as a result of reduced negative congestion credits received from the California ISO of $3.1 million during the three months ended April 30, 2002, partially offset by the final settlement of California ISO scheduling costs for $2.4 million below prior period estimates. Our California average energy purchase price increased to $.033 per kWh for the three months ended April 30, 2002 from $.032 per kWh during the three months ending April 30, 2001. Pennsylvania direct energy costs decreased even though purchases of electricity increased to 212.3 million kWhs during the three months ended April 30, 2002 compared to purchases of 188.1 million kWhs during the three months ended April 30, 2001 because our Pennsylvania average energy purchase price decreased to $.037 per kWh during the three months ended April 30, 2002 from $.043 per kWh during the three months ended April 30, 2001. Pennsylvania scheduling costs decreased to $1.4 million for the three months ended April 30, 2002 compared to $2.2 million for the three months ended April 30, 2001. The reduced scheduling costs was due to a decrease in capacity charges. Direct energy costs, as a percent of net revenues, increased to 71.0% for the three months ended April 30, 2002 from 41.1% for the three months ended April 30, 2001. This increase was primarily the result of decreased sales prices in the California and Pennsylvania wholesale markets.

Selling and marketing expenses

         Selling and marketing expenses for the three months ended April 30, 2002 were unchanged from the three months ended April 30, 2001.

General and administrative expenses

         General and administrative expenses increased to $5.1 million for the three months ended April 30, 2002, an increase of $.5 million from $4.6 million for the three months ended April 30, 2001. The increase is attributable to increased legal expenses incurred by the Company related to increased litigation defense costs and legals fees for filing our registration statement and periodic reports with the Securities and Exchange Commission.

Stock-based compensation

         Stock based compensation decreased to $.1 million for the three months ended April 30, 2002, a decrease of $.5 million or 90.4%, from $.6 million for the three months ended April 30, 2001. The decrease is due to a reduction in the number of performance-based options granted to the CEO subject to variable accounting during the three months ended April 30, 2002 compared to the three months ended April 30, 2001.

Interest income

         Interest income decreased to $.2 million for the three months ended April 30, 2002, a decrease of $.7 million or 73.8%, from $.9 million for the three months ended April 30, 2001. The decrease is attributable to the decrease in cash available for investments during the three months ended April 30, 2002 and by lower yields on short-term investments during the three months ended April 30, 2002.

Interest expense

         Interest expense decreased to $.1 million for the three months ended April 30, 2002, a decrease of $.1 million or 39.1%, from $.2 million for the three months ended April 30, 2001. The decrease is attributable to lower borrowings under our revolving line of credit and a decline in the average interest rate for the three months ended April 30, 2001.

Provision for income taxes

         The provision for income taxes during the three months ended April 30, 2002 was $.9 million compared to a provision for income taxes of $8.8 million for the three months ended April 30, 2001. We reported net income of $2.3 million before income taxes for the three months ended April 30, 2002 compared to income before income taxes of $23.3 million for the three months ended April 30, 2001. The provision for income taxes as a percentage of income before income taxes was 39.6% and 37.6% for the three months ended April 30, 2002 and 2001, respectively.

Net income

         Net income decreased to $1.4 million for the three months ended April 30, 2002, a decrease of $13.1 million from the $14.5 million net income for the three months ended April 30, 2001. This decrease in net income is attributable primarily to a $20.2 million decrease in gross margin offset in part by a decrease in the provision for income taxes of $7.8 million and decrease in net interest income of $.7 million.

Nine months ended April 30, 2002 compared to nine months ended April 30, 2001

Retail Energy Sales

         Electricity sales to retail and commercial end-users decreased by $22.7 million, or 26.5% to $62.8 million for the nine months ended April 30, 2002 from $85.5 million for the nine months ended April 30, 2001. California electricity retail sales which decreased

$26.2 million were offset by an increase in Pennsylvania electricity retail sales of $3.5 million. The average retail price per kWh in California for the nine months ended April 30, 2002 was $.08 compared to $.162 for the nine months ended April 30, 2001. Total kWhs of electricity billed in California for the nine months ended April 30, 2002 was 531.4 million compared to 432.7 million for the nine months ended April 30, 2001. The average retail price per kWh in Pennsylvania for the nine months ended April 30, 2002 was $.057 compared to $.048 for the nine months ended April 30, 2001. Total kWhs of electricity billed in Pennsylvania for the nine months ended April 30, 2002 was 317.3 million compared to 270.8 million in the prior year. At April 30, 2002, we had 89,600 customers compared to 90,100 customers at April 30, 2001.

Wholesale energy sales

         The $17.2 million wholesale sales revenue for the nine months ended April 30, 2002, consisted of California sales of $6.6 million and Pennsylvania sales of $10.6 million. Our major California wholesales customers were the California Department of Water Resources and Sempra Energy. California wholesale energy sales decreased to $6.6 million for the nine months ended April 30, 2002 from $52.3 million for the nine months ended April 30, 2001. The average wholesale price per kWh decreased to $.024 for the nine months ended April 30, 2002 from $.172 for the nine months ended April 30, 2001. Total wholesale kWhs sold in California for the nine months ended April 30, 2002 was 282.58 million compared to 304.0 million for the nine months ended April 30, 2001. Pennsylvania wholesale energy sales increased to $10.6 million for the nine months ended April 30, 2002 from $3.1 million for the nine months ended April 30, 2001. The average wholesale price per kWh decreased to $.026 for the nine months ended April 30, 2002 from $.033 for the nine months ended April 30, 2001. Total wholesale kWhs sold in Pennsylvania for the nine months ended April 30, 2002 was 415.4 million compared to 92.9 million for the nine months ended April 30, 2001.

Green power credit

         Green power credit revenue decreased to $2.4 million for the nine months ended April 30, 2002 from $2.9 million for the nine months ended April 30, 2001. The decrease is due to the expiration of the Green Power Credit program in December 2001. Legislative action to extend the program past December 31, 2001 has not been approved and the Company does not know if the subsidy will be continued.

Direct energy costs

         Direct energy costs increased to $63.0 million for the nine months ended April 30, 2002, an increase of $7.4 million, or 13.3%, from $55.6 million for the nine months ended April 30, 2001. California direct energy costs decreased to $28.1 million for the nine months ended April 30, 2002 from $35.5 million during the nine months ended April 30, 2001. Pennsylvania direct energy costs increased to $34.9 million during the nine months ended April 30, 2002 from $20.1 million for the nine months ended April 30, 2001. The decrease in California direct energy costs was the result of lower energy purchase prices and scheduling costs. Our California average energy purchase price decreased to $.033 per kWh for the nine months ended April 30, 2002 from $.043 per kWh during the nine months ending April 30, 2001. California scheduling costs were reduced $4.4 million by using one scheduling coordinator during the nine months ended April 30, 2002 compared to three scheduling coordinators during the nine months ended April 30, 2001. Scheduling costs were also reduced by the final settlement of California ISO costs for $2.4 million below prior estimates. Pennsylvania direct energy costs increased due to purchases of 755.1 million kWhs of electricity during the nine months ended April 30, 2002 compared to purchases of 408.2 million kWhs during the nine months ended April 30, 2001. Pennsylvania energy purchase price remained at $.039 per kWh during the nine months ended April 30, 2002 and for the nine months ended April 30, 2001. Pennsylvania scheduling costs decreased $1.7 million as a result of reduced capacity charges during the nine months ended April 30, 2002 compared to the nine months ended April 30, 2001. Direct energy costs, as a percent of net revenues, increased to 76.4% for the nine months ended April 30, 2002 from 38.6% for the nine months ended April 30, 2001. This increase was primarily the result of decreased sales prices in the California wholesale market.

Selling and marketing expenses

         Selling and marketing expenses decreased $.3 million, or 10.3%, to $2.6 million for the nine months ended April 30, 2002 from $2.9 million for the nine months ended April 30, 2001. The decrease is primarily a result of a decrease in contact center activities as the Company reduced its activities for the solicitation of new customers.

General and administrative expenses

         General and administrative expenses increased $2.7 million, or 23.3% to $14.5 million for the nine months ended April 30, 2002 from $11.8 million for the nine months ended April 30, 2001. This is primarily the result of increased legal expenses of $.9 million, management fees for Summit Energy Ventures of $.5 million, an increase in depreciation expense of $.3 million and payroll expense of $1.2 million offset by a decrease in bad debt expense of $.2 million. The increase in legal expenses is primarily related to increased litigation defense costs and legal fees for filing our registration statement and periodic reports with the Securities and Exchange Commission. Payroll expenses have increased due to the addition of software consultants to the payroll as well as increased legal department payroll. Additionally, Summit Energy Venture management fees of $.5 million during the ning months ended April 30, 2002, not incurred in the prior year since Summit was founded in July 2001.

Stock based-compensation

         Stock based compensation decreased to $.1 million for the nine months ended April 30, 2002, a decrease of $.5 million or 90.4%, from $.6 million for the nine months ended April 30, 2001. The decrease is due to a reduction in the number of performance-based options granted to the CEO subject to variable accounting during the nine months ended April 30, 2002 compared to the nine months ended April 30, 2001.

Interest income

         Interest income decreased to $1.1 million for the nine months ended April 30, 2002, a decrease of $.5 million or 34.3%, from $1.6 million for the nine months ended April 30, 2001. The decrease is attributable to a decrease in our cash available for investment during the nine months ended April 30, 2002.

Interest expense

         Interest expense decreased to $.3 million for the nine months ended April 30, 2002, a decrease of $.3 million or 48.5%, from $.6 million for the nine months ended April 30, 2001. The decrease is attributable to lower borrowings under our revolving line of credit and a decline in the average interest rate for the nine months ended April 30, 2001.

Provision for income taxes

         The provision for income taxes decreased to $1.2 million for the nine months ended April 30, 2002, a decrease of $18.9 million from $20.1 for the nine months ended April 30, 2001. We reported income of $3.0 million before income taxes for the nine months ended April 30, 2002 compared to income before income taxes of $74.2 million for the nine months ended April 30, 2001. The provision for income tax as a percentage of income before income taxes was 39.7% and 27.0% for the nine months ended April 30, 2002 and 2001, respectively. This increase in rate was due to the reversal of the valuation allowance on deferred tax assets of $10.3 million during the nine months ended April 30, 2001.

Net income

         Net income decreased to $1.8 million for the nine months ended April 30, 2002, a decrease of $52.3 million from the $54.1 million net income for the nine months ended April 30, 2001. This decrease in net income is primarily attributable to a $68.4 million decrease in gross margin and an increase in general and administrative expenses of $2.7 million, offset in part by a decrease in selling and marketing expenses of $.3 million, a decrease in the provision for income taxes of $18.9 million and decrease in net interest income of $.5 million.

Liquidity and Capital Resources

         As of April 30, 2002, cash and cash equivalents were $35.6 million, compared to $41.1 million as of July 31, 2001. Our principal sources of liquidity to fund ongoing operations for the three months ended April 30, 2002 were cash provided by operations and existing cash and cash equivalents.

         Cash flow used in operations for the nine months ended April 30, 2002 was $3.2 million, a decrease of $54.8 million compared with cash provided by operations for the nine months ended April 30, 2001 of $51.5 million. Net income for the nine months ended April 30, 2002 was $1.8 million, compared to a net income of $54.1 million for the nine months ended April 30, 2001, was the primary reason for this decrease which resulted from California’s lower wholesale prices. In addition, during the nine months ended

April 30, 2002, there was a decrease in income taxes payable of $3.4 million also due to the lower net income, a decrease in accounts payable of $3.5 million, and a decrease in energy receivables of $0.9 million due to lower wholesales in California.

         Investing activities for nine months ended April 30, 2002 include purchases of property and equipment of $1.4 million, an increase of $.6 million compared to the nine months ended April 30, 2001, and corporate investments made through Summit Energy of $5.0 million.

         Cash flow provided by financing activities for the nine months ended April 30, 2002 was $4.2 million, compared to cash used of $4.7 million for the nine months ended April 30, 2001. The change of $8.9 million is due primarily to a change in restricted cash of $11.7 million, offset by $2.4 million of cash used to repurchase common stock during the nine month period and an increase in repayments of borrowings under our line of credit of $.3 million. The change in restricted cash is due primarily to Summit Energy’s investments and expenses of $5.3 million, the transfer of $1.8 million from an expired certificate of deposit to a short-term cash investment during the nine month period ended April 30, 2002, and letter of credit requirements of $4.6 during the nine months ended April 30, 2001 which was not required during the nine month period ended April 30, 2002.

         The most significant trend that has contributed to the decrease in our liquidity and capital resources during the nine months ended April 30, 2002 was the significant decrease in energy prices to consumers and in the wholesale energy markets in California as compared to the nine months ended April 30, 2001. We believe that consumer energy prices have leveled off and will remain at their current level for the foreseeable future. The wholesale energy market has also stabilized after significant fluctuations during fiscal 2001. Based upon current market conditions, we believe we should be able to enter into new contracts to purchase electricity in California at approximately the current contracted rate upon the expiration of our current contract on June 30, 2002.

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

         On September 20, 2002, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. On March 21, 2002, the CPUC ruled to hold the effective date for suspension of direct access as September 20, 2001 During June through September 2001, we entered into new long-term electric service agreements with several large commercial and industrial customers in California. The contracts were all completed prior to the September 20, 2001 CPUC ruling to suspend “direct access.” Based on the historical consumption data of these commercial and industrial customers, we expect these new contracts to add approximately 600 million kWhs annually at an average rate of $.089 per kWh. Delivery to these customers began in October 2001 and all the new customer meters were on-line by January 2002.

         As of April 30, 2002, $15 million in cash was invested in Summit Energy Ventures. Under certain circumstances, we may, at our discretion, invest an additional $10 million in Summit. If this additional amount of cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for other growth initiatives within the Company.

         The initial $15 million credit facility that the Company obtained on June 29, 2000 was restructured on August 10, 2001. This restructuring provides the Company with more flexibility than the original agreement. We reduced the limit from $15 million to $10 million to decrease the minimum interest charges. By reducing the credit facility limit, the minimum interest charge is calculated on $3.5 million (35% of $10 million) compared with the initial agreement’s $5.2 million (35% of $15 million). The new line shortened the maturity date to June 30, 2002, compared to June 30, 2003. At April 30, 2002, the interest rate on borrowings under the line of credit had a base interest of 9.0%. The credit line is subject to certain financial covenants in the event the Company's net worth falls below $10 million or the Company operates with a negative gross profit.

         Therefore, based on these factors, we believe that our liquidity and capital resources will not be adversely affected in the next year.

         As of April 30, 2002, the Company has minimum contractual cash obligations as follows:

		For the three
		months ending	For the years ending July 31,
	Total	July 31, 2002	2003	2004	2005

Electricity purchase contracts	$119,084,436	$20,511,159	$63,882,838	$34,690,439	$—

Notes payable under line of credit	3,517,848	3,517,848	—	—	—

Operating leases	1,495,612	210,157	693,795	478,109	113,550

	$124,097,896	$24,239,164	$64,576,633	$35,168,548	$113,550

         The Company has entered into two new contracts to replace a substantial portion of the existing contract that will expire on June 30, 2002. The contracts are shaped to the Company's load servicing requirements. The Company is obligated to minimum electric purchases of $20.0 million during the year ending July 31, 2003, under these new commitments.

         We expect that our existing funds, our existing line of credit and our cash flow from operations will be sufficient to fund our operations and meet our capital requirements for the next 12 months.

Forward-Looking Statements.

         This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this documents are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the subsidiary companies, extension of Commonwealth’s business model to new markets and industries, demand in the market for UtiliHost services, completion of acquisitions of certain assets, and growth or retail energy operations and demand for retail energy outsourcing and back office solutions. When used in this document, the words “anticipate,” “believe,” “estimate,” “expects,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Although Commonwealth believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurances can be given that actual results will be consistent with these forward looking statements. In particular, the following items may affect our future:

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

Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We do not have, and have not used, any derivative instruments as of April 30, 2002. We generally invest cash equivalents in high-quality credit instruments consisting primarily of high yielding money market funds, bankers acceptance notes and government agency securities with maturities of 90 days or less. We do not expect any material loss from our cash equivalents and, therefore, believe that our potential interest rate exposure is not material. We do not currently invoice customers in any currency other than the United States dollar. In addition, we do not currently incur significant expenses denominated in foreign currencies. Therefore, we believe that we are not currently subject to significant risk as a result of currency fluctuations.

         An electricity price change of $.01 per kWh has an estimated annual impact on our net revenue of:
California	$9.4 million
Pennsylvania	$8.9 million

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

         On February 1, 2002, Mr. Saline, Kevin Biswell, Joseph O’Gundiji and Michael Doak filed a complaint in California Superior Court against us challenging the election of one of the Company’s directors at the 2001 annual meeting of shareholders. Plaintiffs contend that Mr. Biswell should have been elected as the fifth member of the five-member board. On May 15, 2002, we entered into a settlement agreement with the plaintiffs, pursuant to which the parties stipulated to a court order that reversed the proxy vote of the plaintiffs and their affiliates at our Annual Meeting of Shareholders held on November 27, 2001 against the proposed amendment to our bylaws to provide for a variable Board to be comprised of between five and nine members. As a result, the proposed amendment to our bylaws is deemed to be approved. In addition, the parties agreed (a) to provide for a variable Board to be comprised of between five and nine members with the exact number of directors to be set by the Board of Directors at seven; (b) to a set of procedures for the appointment of two new mutually acceptable directors to the Board of Directors; (c) that Mr. Saline will be entitled to receive compensation for his service as a nonemployee director; (d) that Mr. Biswell will be appointed to our Advisory Committee; (e) to mediate the other pending lawsuits that Mr. Saline has filed against us; and (f) to dispute resolution procedures and to the payment of costs related the disputes. On June 5, 2002, the court issued an order approving and implementing the settlement agreement.

         On May 15, 2002, in connection with another pending lawsuit filed by Joseph Saline and others, which is described above, we entered into a settlement agreement with the plaintiffs in such lawsuit, pursuant to which, among other things, we agreed to submit the pending lawsuits filed by Mr. Saline against us on August 16, 2001 and October 29, 2001, respectively, to professional mediation. The lawsuits, which we described in our Forms 10-Q for the quarterly periods ended October 31, 2001 and January 31, 2001, are still pending.

Item 4. Submission of Matters to a Vote of Security Holders

         In the Company’s Form 10-Q for the quarterly period ended January 31, 2001, the Company reported voting results from its Annual Meeting of Shareholders held on November 27, 2001 (the “Annual Meeting”). The Company initially reported that Proposal One: Amendment of the Corporation’s Bylaws to provide for a variable Board to be comprised of between five and nine members (“Proposal One”), failed to obtain the required 50% plus one vote of the total shares entitled to vote.

         On May 15, 2002, the Company entered into a settlement agreement with the plaintiffs in the litigation regarding the election of directors at the Annual Meeting, pursuant to which the parties stipulated to a court order changing the vote of plaintiffs and their affiliates at the Annual Meeting against Proposal One to a vote in favor of Proposal One. The Superior Court of the State of California for the County of Orange has entered an order approving and implementing the settlement agreement. See “Item 5. Legal Proceedings.”

         As a result of the court order, the voting results were for Proposal One were: For 19,067,153; Against 1,605,771; Abstain 259,914. Accordingly, as a result of the court order, Proposal One obtained the required 50% plus one vote of the total shares entitled to vote and was therefore approved.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

         The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Title of Exhibit

3.3	Bylaws of Commonwealth Energy Corporation, as amended (Incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Company’s registration statement on Form 10/A, File No. 0-33069, filed with the Commission on June 10, 2002.)

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed with the SEC during the three month period ended April 30, 2002.

SIGNATURES

         All Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Energy Corporation

Date: June 14, 2002	By:	/s/ Ian B. Carter

		Title:	Chief Executive Officer

Date: June 14, 2002	By:	/s/ Scott A. Petterson

		Title:	Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX

Exhibit
Number	Title of Exhibit

3.3	Bylaws of Commonwealth Energy Corporation, as amended (Incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Company’s registration statement on Form 10/A, File No. 0-33069, filed with the Commission on June 10, 2002.)