Form 10-K
period 2002-07-31
COMMONWEALTH ENERGY CORP
filed 2002-10-29
CIK 1156443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Common Stock
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of October 18, 2002, 27,334,032 shares of the registrant’s common stock were outstanding. There was no market for the registrant’s shares at such date.

i

FORWARD-LOOKING STATEMENTS

      A number of the matters and subject areas discussed in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical fact included in this Annual Report on Form 10-K regarding our financial position and strategy may constitute forward-looking statements. For example, statements herein relating to expansion opportunities for our subsidiaries, extension of our business model to new markets and industries, demand in the market for UtiliHostTM services, completion of acquisitions of certain assets, growth of retail energy operations and demand for retail energy outsourcing and back office solutions are all forward-looking statements . When used in this document, the words “anticipate,” “believe,” “estimate,” “expects,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (a) regulatory changes in the states in which we operate that could adversely affect our operations; (b) our continued ability to obtain and maintain licenses from the states in which we operate; (c) the competitive restructuring of retail marketing may prevent us from selling electricity in certain states; (d) our dependence upon a limited number of third parties to (i) generate and supply to us electricity and (ii) delay performance of, or fail to perform, their contracts with us; and (e) our dependence upon a limited number of utilities to (i) transmit and distribute the electricity we sell to our customers and (ii) delay performance of, or fail to perform, their contracts with us. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the rules and uncertainties described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” contained herein; however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in our reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ii

PART I

Item 1. Business

Overview

      Commonwealth Energy Corporation (“Commonwealth”) is a provider of retail electric power to residential, commercial, industrial and governmental customers in the deregulated California, Michigan and Pennsylvania electricity markets. We are licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer and we are licensed to supply retail electric power by applicable state agencies in California, Pennsylvania, Michigan, New Jersey, New York, Texas and Ohio.

      Commonwealth does not have its own electricity generation facilities. The power we sell to our customers is purchased from third party power generators. The electric power sold by the Company to its retail customers is delivered to the Company’s customers by incumbent electric utilities. The incumbent electric utilities measure electric power usage by the Company’s customers and bill most of the Company’s customers on behalf of the Company. The Company plans to enter new deregulated electric power markets and to offer a variety of other energy-related products and services in the future. Commonwealth also sells electric power to wholesale customers in California and Pennsylvania. We use our best efforts to sell the surplus electric power unused by our retail customers to wholesale trading partners, as remaining electric power cannot be stored and will be wasted if not sold.

      Commonwealth Energy Corporation has three wholly-owned subsidiaries: electricAmerica, Inc., UtiliHost, Inc. and electric.com, Inc. Each of these subsidiaries is incorporated in the State of Delaware, but as of yet, none of them is operational. We also have made an investment in Summit Energy Ventures, LLC (“Summit”), a joint venture. The consolidated financial statements of the Company include the accounts of Summit and the Company’s wholly-owned subsidiaries. Commonwealth Energy Corporation was incorporated in California on August 15, 1997.

      As used in this Report, the terms “we,” “us,” “our,” “the Company” and “Commonwealth” refer to Commonwealth Energy Corporation and its wholly-owned subsidiaries.

Industry Background

      Prior to the inception of electricity deregulation in 1998, the retail electric service industry was controlled almost exclusively by utilities. Presently, twenty-four states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. The local utility typically continues to provide transmission and distribution (delivery of energy) services. Retail access allows customers to choose their own supplier of generation energy services, but each state’s retail access schedule varies according to the legislative mandates or regulatory orders.

      As in other industries that have deregulated, competition in the electric service industry is intended to provide consumers with a choice of multiple suppliers that is expected to promote product differentiation, lowered costs and enhanced services. To obtain these features, customers may switch electric service from their utility to an alternative supplier.

      The electricity distribution infrastructure utilized by utility companies prior to deregulation of the energy industry remains the only current method of distribution to the end-use customer. Retail electricity suppliers use this established electricity network for the delivery of energy to their customers. The utility company is paid a fee for use of its wires. Fees paid to established utility companies for use of their infrastructure are collected by the respective independent system operator (“ISO”) or regional transmission organization (“RTO”) for a specific region or state. The ISO or RTO ensures that proper electricity reserve margins are in place at all times, as electricity must have supply and demand in near perfect balance to insure reliable service, and typically run 5% to 10% of prevailing wholesale electricity market prices.

      In addition to this basic service, some states allow the utility company to take on additional responsibilities, such as reading meters, generating bills to customers, collecting bills and taking requests for service changes or problems, while in other jurisdictions the utility is not allowed, or chooses not, to perform these services.

      On September 20, 2001, the California Public Utilities Commission (the “CPUC”) issued a ruling suspending “direct access.” “Direct access” refers to the right of retail electricity suppliers like the Company to actively seek new customers in California from incumbent utilities or other electricity service providers. This ruling permits retail electricity suppliers to keep their current customer bases, but prohibits the Company from signing up new non-direct access customers for an undetermined period of time.

      Electric service providers procure inventory of power to deliver to retail customers from a variety of wholesale power producers, either through long term bi-lateral contracts with the generators or from the Independent System Operator on a short term basis. The power inventory obtained from the ISO is purchased and sold by the ISO to balance the market and make sure each corresponding sale of electricity is matched to a buyer of electricity. The function of the ISO is to provide system reliability to the market.

Core Products and Services

      Our business activities are comprised primarily of providing retail electricity services. Commencing in August 2001, we expanded our business offerings to include wholesale power sales. The following table shows, for the periods indicated, the percentage of our sales contributed by our principal products and services for the years ended July 31, 2000, 2001 and 2002.

	Percentage of Total Revenue
	Years Ended July 31,

	2000	2001	2002

Retail Energy Sales	87.6%	54.6%	82.3%
Wholesale Energy Sales	—	43.3%	15.9%

Retail Electricity

      We sell electric power to retail and commercial end-user customers. This electric power is delivered to our customers by the incumbent utility distribution companies (“UDCs”) or electric distribution companies (“EDCs”) depending upon the jurisdiction. They measure electric power usage and bill most of our customers on our behalf. Three UDCs in California, one EDC in Pennsylvania and one UDC in Michigan conduct these activities on our behalf. In California, Pennsylvania and Michigan, the utility companies currently assist us with a portion of the preparation, mailing and collection of our bills to end-use customers. In addition, the utility companies are invoicing and collecting the charges and fees owed by us to them associated with those services as well as the right to use the distribution network.

      We offer electric service to customers on month-to-month or longer-term service contracts. The difference between the customers’ list price for energy and the sum of our wholesale electricity purchase cost and ancillary costs provide us a gross profit/loss margin.

Wholesale Power Procurement and Sales

      Due to the variable electricity usage patterns of our retail customers, we may hold “long” or “short” energy positions. A “long” position occurs when we have committed to purchase through long-term contracts more electricity than our customers need and a short position occurs when our customers’ needs exceed the amount of electricity we have committed to purchase through long-term contracts. In both situations, we utilize the wholesale electricity market to sell excess energy when we are “long” and buy additional electricity when we are “short.” In order to better manage and schedule our energy load and our wholesale power purchases, we have established a trading desk that buys and sells our electricity in various regional markets. Excess energy is sold to wholesale entities short on supply, while additional energy is procured from time to time when required to supply our customers’ usage.

      Purchases and sales in the wholesale market are regulated by FERC and reports are made on a regular basis to the U.S. Department of Energy. Typically, electricity is more expensive during peak hours, when demand and usage are highest. Weather, generation capacity, transmission, distribution and other market issues also are significant factors in determining our wholesale procurement and sale strategies. Because electricity is a “real-time” commodity (as soon as it is produced, it must be delivered into the grid to meet the demand by the end user) and cannot be stored, effective management of our electricity supply and demand is crucial to wholesale and retail market profitability.

Summit Energy Ventures, LLC

      In July 2001, we formed Summit Ventures, LLC (“Summit”), a joint venture with Steven Strasser. Summit was formed to enable Commonwealth to diversify our business by making investments in companies that manufacture products that conserve or manage electricity. Commonwealth made the initial capital contribution of $15 million into Summit, which to date represents the entire capital contribution to Summit. For purposes of financial reporting, the consolidated financial statements of the Company include the accounts of Summit as well as those of the Company’s wholly-owned subsidiaries.

      To date, Summit has invested a total of approximately $7.5 million in three companies:

•	Envenergy, Inc. — Envenergy is a developer of software and hardware for energy and facility management. Envenergy’s products provide the infrastructure to collect information from separate facility systems (e.g., building automation, energy, lighting, access control, metering) and assimilate this raw data into useful information from which energy service companies, facility management providers, equipment and building automation system manufacturers and utilities can assess energy usage and costs. Summit currently owns approximately 8.7% of Envenergy.

•	Turbocor, LLC — Turbocor, LLC owns 51% of Turbocor, B.V., which, in turn owns 58% of Turbocor, Inc. Turbocor, Inc. manufactures energy-efficient compressors, which features a drive shaft that floats in a magnetic field, for commercial heating, ventilating, air conditioning and refrigeration applications. Summit currently owns approximately 21.2% of Turbocor, LLC., which represents a 6.2% indirect interest in Turbocor, Inc.

•	Power Efficiency Corporation — Power Efficiency Company designs, develops, assembles and markets its own branded solid state electronic products, called “Performance Controllers” that reduce energy consumption in alternating current (AC) induction motors. Summit currently owns approximately 28.0% of Power Efficiency Corporation.

      Our joint venture partner in Summit, Steven Strasser, is the president and sole shareholder in Northwest Power Management (“NPM”), the investment manager of Summit. NPM is responsible for managing the funds that we have invested in Summit. All investments must be approved by Summit’s investment committee, which is comprised of three individuals, all of whom are appointed by Commonwealth. NPM manages the investment until such time as a decision to sell is made. When a sale of an investment to a third-party buyer is proposed, we have the option to buy out Summit’s interest in a specific investment on the same terms as the third-party buyer. We pay an annual management fee of $700,000 to the investment manager.

      Commonwealth owns 100% of the preferred membership interest of Summit and 60% of the common membership interest. Steven Strasser owns the other 40% of the Common Membership Interest. Our preferred membership interest entitles us to a distribution preference equal to all of our initial invested capital plus an annual 10% preferred return before any funds are distributed to the holders of the common membership interests; net losses are allocated per capital contribution. In addition, Commonwealth, as the preferred member, has a right of first refusal in the event of any issuance’s of new members interests and the right to purchase any of the investments acquired by Summit at any time during the agreement on terms mutually agreeable to both the investment manager and us.

Managed Back Office Services

      We have developed software to better manage our electric service customers. TACTTM (Trans-Action Control Technology) and TRIUMPHTM (Total Resource Internet Utility Management Power Host) are proprietary software products that we have developed to provide services and manage back office processes.

TACT acts as a data translator between trading partner transactions, while TRIUMPH is a comprehensive, modular software package that calculates and manages back office processes such as customer enrollment, forecasting, metering, ancillary products, billing, accounts receivable, customer service and settlement. By developing the TRIUMPH system in-house, we have not had to acquire and pay for these services from a third party. We commenced efforts to market our managed back office services to third parties in February 2001 through direct mail, print media and Internet advertising, primarily in deregulated energy markets. We have formed a wholly-owned subsidiary, UtiliHost, Inc., which we plan to use to manage client-related back office processes for third parties, such as municipalities, energy generators and other electric service providers. To date, UtiliHost, Inc. has not generated any revenues from third parties.

Product and Service Initiatives

      We are working to broaden the scope of the energy related services we provide to include energy efficient products, energy management programs and load aggregation. Each of these services are in the development stage and, as yet, have not begun to contribute materially to our financial results.

Load Aggregation

      Load aggregation is the process of combining customers with different electricity usage patterns into a portfolio of customers that can be serviced by our purchases of electric supply. We are currently discussing with several generators and utilities a comprehensive solution for cities and major commercial and industrial customers to meet their energy demands. We are able to assist cities to become municipal utilities or by providing them with all required energy procurement, energy management, customer service and back-office services. We also can provide similar services for major commercial and industrial customers to meet their electricity demand requirements. This program will allow us the opportunity to take a diversified approach to aggregating customers to sell them electricity and bill them through UtiliHostTM. While we are currently discussing this program with several cities, to date, we have not entered into any contracts to provide load aggregation services.

Energy Efficient and Emergency Preparedness Products

      We sell energy efficient and emergency preparedness products, such as energy management controllers, compact fluorescent lamps, natural gas shut-off valves and other similar devices. These products are targeted to residential, commercial, industrial and governmental customers. We fulfill orders for products and ship most of these products through our warehouse, but some are fulfilled and delivered from the manufacturers or distributors. In either case, we collect payment from our customers and are compensated for order processing and procurement; however, in the case of orders fulfilled and shipped by the manufacturers or distributors, we do not retain payment for shipping costs. All deliveries of products are made only after payment by check or credit card is made from our customers.

Energy Management Programs

      Energy management programs consist of energy curtailment programs and distributed generation programs. Energy curtailment programs permit short-term curtailment or cessation of electric service at the discretion of the distributing company under certain circumstances, as specified in the service contract. These programs provide a win-win proposition for our customers and for us by creating a financial incentive for our customers to lower their electrical usage during certain times of the day. In connection with the reduction in energy usage by our customers, we also benefit because we are able to avoid the purchase of expensive power from other suppliers to meet our customers’ excess energy needs. The resulting savings from these energy management programs are shared between the customer and us. Our sales department markets these programs to commercial, industrial and governmental entities seeking to save energy costs by decreasing their energy usage during peak periods. The availability of curtailment programs is dependent upon the initiatives set by the ISO and/or the local distribution company. We are presently not involved in any energy curtailment programs; however, we plan to offer this service in the future if ISOs and/or local distribution companies continue these programs.

      Distributed generation programs provide customers that have uninterruptible power requirement with on-site electric power generation. We offer to our customers the service of formulating reliable custom energy solutions by equipping them with an alternative, cost-effective source for electricity for seasonal or peak demand power. While we have offered these programs, to date, we have not installed any systems and these programs have not generated any revenues.

Our Customers and Markets

      We began providing electric service in April 1998 as one of more than 300 licensed electric service providers (“ESPs”) in the state of California by aggregating customers using our call center. As our customer base grew, we began to develop software solutions to better manage our back office customer service functions associated with servicing electricity accounts. We also began to provide service to larger commercial, industrial and governmental customers. We expanded our retail electricity services to end users in Pennsylvania in January, 2000 and in Michigan in August 2002. We also established a new tradename, “electricAmerica,” which we use in all markets in which we supply retail electric power, and began aggregating residential, commercial, industrial and governmental customers using our call center. Currently, we sell electric power to approximately 54,000 retail end-use customers in California, approximately 34,000 retail end-use customers in Pennsylvania. and approximately 200 retail customers in Michigan.

      In August 2002, we began servicing commercial and industrial customers in the Detroit Edison service territory of Michigan. We also established a sales office in the Detroit area.

      From time-to-time, we have purchased more electricity under our bilateral contracts with wholesale producers than is required by our retail customers. When this occurs, we sell our excess inventory of electricity to the local independent system operator, who matches our sale with a purchaser in need of excess electricity.

Our Suppliers

      To procure a supply of electricity for our retail electric service sales, we purchase electricity from third-party generators pursuant to a combination of long-term and short-term wholesale contracts and, prior to fiscal 2001, by spot purchases on regional power exchanges. During the four fiscal year period ending July 31, 2002, as a percentage of total electricity purchased, the amount of electricity that we purchased on the spot market has significantly declined from 84.3% in fiscal 1999 to 1.2% in fiscal 2002. This decline is the result of our entering into long-term and short-term contracts with wholesale power providers.

      Historically, the majority of our sales have come from the resale of electricity in California purchased under a contract with Calpine Power Services Company that expired in June 2002. During fiscal 2002, this contract accounted for 46% of the total energy supplied by us and comprised 52% of our revenue. This contract was not capable of renewal on terms as favorable to us as those contained in the original agreement. Beginning in July 2002, we have been purchasing electricity under two new contracts, one with Transalta Energy Marketing, Inc. and one with Reliant Energy Services, Inc. To the extent necessary, we continue to purchase electricity in the spot market from time-to-time in California.

      In Pennsylvania, we obtain most of the electricity we sell pursuant to two long-term contracts with Exelon Energy Services. Under those contracts, approximately 50% of our electricity supplied by Exelon is produced by an environmentally-friendly hydroelectric generation facility. To the extent necessary, we also purchase electricity in the spot market from time-to-time in Pennsylvania.

      In Michigan, we obtain most of our wholesale power from DTE Energy Trading, pursuant to a long-term contract.

      The California marketplace has evolved from a market driven, minute by minute trading forum, operated by the now bankrupt California Power Exchange, to a system which requires parties to obtain more of their power through the use of forward or advance purchase contracts. Power purchases are facilitated by the California Independent System Operator (“CAISO”), a market oversight body. CAISO is responsible for ensuring that all electricity put into the grid has a corresponding exit from the grid and for maintaining system reliability. This matching of power transactions is accomplished in a constant sequence of 15 minute increments. The Pennsylvania marketplace is governed by a similar structure called the PJM interconnection (“PJM”). The PJM is responsible for matching all power transactions among market participants and ensuring system reliability. The Michigan market is governed by a similar structure called the Michigan Independent System Operator.

      The price of electricity can fluctuate significantly. In an attempt to manage this risk, we enter into longer term wholesale power purchase agreements which allows us to purchase fixed daily quantities of electricity at fixed prices.

      During certain times and market conditions, such as when the supply of electricity is scarce, the wholesale price of electricity increases and allows us to resell the electricity that we purchased in excess of the amount needed to supply retail and commercial end-use customers, at higher prices to wholesale customers. This condition occurred in California during the summer of 2000 through the winter of 2001. Because of a number of circumstances existing at the time, including weather, market design and conditions and scarcity of supply, we were able to sell electricity into the wholesale market during this period for amounts far in excess of the price at which we purchased the electricity. This allowed us to obtain unusually high revenues and margins for that period. We do not expect this trend to continue and expect that California’s response to the energy crisis of the summer of 2000 through the winter of 2001 will prevent these conditions from recurring in the future.

Sales and Marketing

      We market supplies of electricity to end-user customers in the states of California, Pennsylvania and Michigan as “electricAmerica” through multiple channels. We acquire the vast majority of our customers through our in-house telemarketing group which handles inbound calls from customers and makes outbound calls to targeted customers. We have separated our sales employees into two units. We refer to the larger group as our “call center.” Our call center group is responsible for procuring orders from residential or small commercial customers. All customers acquired by the call center agree to our terms of service through a third party voice log system. This sign-up device simplifies the switching process for these customers and shortens the sales cycle.

      Our smaller group of telemarketers, which we refer to as “C&I Sales,” is responsible for targeting medium and large commercial, industrial and governmental customers through telephone solicitation as well as face to face meetings. Customers acquired by the C&I Sales group enter into individualized written contracts. For this reason, the sales cycle is typically longer because each agreement is usually customized to meet the customer’s needs. The C&I Sales group also works with third party energy consultants or energy service companies which manage the energy expenses for large commercial and industrial companies to acquire customers.

      We also use our electricAmerica website, www.electricAmerica.com, as a tool to help acquire customers. The website provides customers with detailed electric supply information in each territory that we serve and enables customers to complete forms online, send us e-mails or find our toll-free telephone number, 1-800-ELECTRIC.

      In California, due to the suspension of direct access on September 20, 2001, we are not allowed to acquire customers that were not with a direct access provider as of that date. This impaired our ability to locate and acquire customers, especially residential and small commercial customers in California. The suspension of direct access in California has impaired the C&I Sales group to a lesser degree because they have been able to acquire a few large customers from other direct access providers. Because the size of the market for potential customers was severely reduced by the suspension of direct access, we implemented a direct mail customer retention program to prevent customer attrition, reinforcing the reasons that our customers originally chose us as their source for electricity.

      Our business prospects depend upon our ability to identify and enter into favorable energy markets and to achieve sufficient customer scale to create a profitable operating cost structure. Currently, we are:

•	Selectively entering retail energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns, access to favorable electricity supply and risk management profiles that are designed to enable us to provide savings and flexibility to our customers at an acceptable margin.

•	Capitalizing on the brand recognition of “electric” through our web site at www.electricAmerica.com and through our inbound toll-free number, 1-800-ELECTRIC.

•	Taking advantage of the increasing consumer acceptance of online commerce, both directly through our web sites (www.electricAmerica.com and www.electric.com) and through traditional channels.

•	Developing strategic marketing alliances with established power suppliers to offer competitive electric products and services to, and management of, aggregations of customers.

•	Offering additional products and services to our customers, such as energy efficiency and emergency-preparedness products.

•	Positioning UtiliHostTM to be a source for our clients to outsource their energy related customer service management.

Competition

      We believe that as retail energy markets are opened to new participants and new services, competition will be intense in the markets where frameworks for deregulation create attractive opportunities for new entrants. In general, we believe our principal competitor in each market will be the incumbent utility in that market or its unregulated affiliate. Incumbent utilities may have informational advantages, high name recognition in their traditional service territory and long-established customer relationships. In addition to the utilities and their affiliates, we may face competition from a number of other energy service providers, including start-up companies focusing on Internet marketing and online service, other energy industry participants, and possibly other consumer-oriented service providers, any of whom may develop businesses that will compete with us, both in specific markets and nationally. Some of these competitors may be larger and better capitalized than we are.

      We generally compete for customers on the basis of price or by delivering more environmentally friendly (not derived from fossil-fuel sources) electricity than our competitors.

      We face competition in selling energy efficient and emergency preparedness products from many sources, including traditional hardware retailers and online energy product retailers.

      We face competition in managing back office services from application service providers, outsourcing vendors, utility billing vendors and large enterprise-wide software and systems integrators.

Seasonality

      Our revenues and operation margin are subject to fluctuations during the year; primarily due to the impact certain seasonal factors have on sales volumes and the wholesale prices of electricity. Electricity sales volumes and operating margins have been historically higher in the summer months than in the fall and spring months, reflecting increased demand due to increased cooling requirements and higher electricity sales tariffs rates. Additionally, electricity sales volumes and operating margins are modestly higher in the winter months than in the fall and spring months, due to increased demand for heating and lighting requirements.

Governmental Regulation

      We are subject to regulation by various federal, state and local governmental agencies. Our wholesale trading and marketing operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) under the Federal Power Act. We make sales of electricity commerce at wholesale transactions pursuant to a Power Marketer certificate issued by FERC. While FERC does not generally regulate the rates, terms or conditions of these electricity sales, FERC has the authority to institute proceedings to identify transactions involving rates that are not just and reasonable due to market manipulation and to reverse or unwind such transactions to ensure just and reasonable rates.

      In states that have adopted deregulation, state public utility commissions (“PUCs”) have authority to license and regulate certain of the activities of electric supply retailers. Accordingly, we are subject to regulation by the PUC in each state in which we make retail sales of electric power. The requirements for licensing and the level of regulation varies from state to state. We are currently licensed by the applicable PUCs in California, Michigan, New Jersey, New York, Ohio, Pennsylvania, and Texas. These licenses permit us to sell electrical power to commercial, industrial, governmental and residential customers.

Employees

      As of July 31, 2002, we employed 158 full-time employees and 3 part-time employees, including: 22 in corporate administration, 13 in corporate finance, 86 in marketing and sales, and 40 in operations. None of the Company’s employees is covered by a collective bargaining agreement or is presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

Intellectual Property

      The Company’s strategy for protection of its trademarks is to routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market its technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper maintenance fees are paid and trademarks are continually used or licensed by the Company.

Item 2. Properties

      Our principal executive office is located in Tustin, California. This facility houses our administrative operations. The Company leases approximately 33,104 square feet of office space at these premises pursuant to a lease that expires on April 14, 2004.

      We lease additional office space for our operations in Cherry Hill, New Jersey. This additional space consists of 2,265 square feet pursuant to a lease that expires on June 30, 2005.

      We believe that our leased property is in good condition, is well maintained and is adequate for our current and immediately foreseeable operating needs.

Item 3. Legal Proceedings

      On August 16, 2001, Joseph P. Saline, one of our directors, filed an action in California Superior Court for Orange County (Case No. 01CC10657) seeking the production of certain corporate documents. We filed a motion seeking to limit Mr. Saline’s ability to distribute the corporate documents he was seeking. The trial court issued an order that prohibited Mr. Saline from disclosing or discussing those documents with anyone other than his attorney and other members of our Board of Directors. We provided Mr. Saline with copies of certain corporate documents under the protection of the court order. Mr. Saline filed an appeal, seeking to reverse the restrictions on his right to disclose or discuss the documents with third parties. On July 30, 2002, the California Court of Appeals reversed the order of the Superior Court that limited Mr. Saline’s ability to disseminate the documents.

      On October 29, 2001, Mr. Saline filed a civil claim against us in California Superior Court for Orange County (Case No. 01CC13887). In his complaint, Mr. Saline alleged that he is the holder of 352,000 shares of preferred stock, with two-for-one conversion and voting rights that differ with the rights set forth in the Certificate of Determination for our Series A Preferred Stock filed with the California Secretary of State. The Company answered and filed a cross-complaint for declaratory relief alleging that Mr. Saline violated federal securities laws, committed fraud and usurped a corporate opportunity in connection with certain purchases of our securities. We also filed an answer disputing Mr. Saline’s claims. Mr. Saline filed a request for a preliminary injunction prior to the Company’s 2001 annual meeting of shareholders. On November 14, 2001, the court issued an interim court order prohibiting us from refusing to recognize that Mr. Saline owns 352,000 of our preferred stock, convertible into common stock and entitled to vote on a two-for-one basis, pending final resolution of the case. On May 15, 2002, in connection with another pending lawsuit filed by Mr. Saline and others, which is described below, we entered into a settlement agreement with the plaintiffs, pursuant to which, among other things, we agreed to submit these pending lawsuits that Mr. Saline has filed against us to professional mediation. The parties attended a mediation proceeding, but were unable to reach a settlement. We continue to vigorously defend this lawsuit. This lawsuit is still pending.

      On February 23, 2001, thirteen former employees filed a lawsuit against us in the Superior Court of the State of California in the County of Orange Superior Court (case number 01CC02611). The complaint was filed by David James and twelve other former employees. The plaintiffs’ complaint alleges claims for (a) unfair business practices, (b) breach of contract, and (c) fraud and intentional deceit. The plaintiffs allege, in summary, that they were formerly employed by the Company and are owed commissions and stock options from the Company under their alleged employment agreements and based on alleged representations that were made to them in the course of their employment. The Company filed a cross-complaint against the original plaintiffs asserting claims for (a) breach of contract; (b) unfair business practices; (c) misappropriation of trade secrets; (d) intentional interference with prospective economic advantage; (e) negligent interference with prospective economic advantage; (f) conversion; (g) slander; (h) prohibitory injunctive relief; (i) mandatory injunctive relief; and (j) declaratory relief. These claims are based upon written confidentiality agreements signed by the majority of the plaintiffs which the Company believes have been breached by the plaintiffs who are alleged to be wrongfully soliciting the Company’s investors and clients utilizing proprietary company materials and information. In addition, the Company filed a first amended cross-complaint that asserts additional cross-claims against plaintiff David James for rescission and restitution, fraud, money had and received, unjust enrichment and declaratory relief. In summary, the new claims asserted against Mr. James allege that Mr. James’ alleged employment contract and stock options were void or voidable and subject to rescission based on misrepresentations made to the Company by Mr. James. The plaintiffs are seeking, among other relief, damages in the amount of up to $10 million, plus costs and attorney fees. Commonwealth believes that it has satisfied its contractual obligations with respect to the plaintiffs and that there is no factual basis for the plaintiffs’ claim for damages. Our cross-complaint seeks injunctive relief and damages. Commonwealth is vigorously defending this lawsuit.

      On February 1, 2002, Joseph Saline, Kevin Biswell, Joseph O’Gundiji and Michael Doak filed a complaint in California Superior Court for Orange County against us to determine the validity of the election of the Company’s directors at the annual meeting of shareholders held in November 2001. On May 15, 2002, we entered into a confidential working settlement agreement with the plaintiffs, pursuant to which the parties agreed, among other things (a) to set the exact number of directors within the established range at seven until at least the end of the terms of the directors elected at the Company’s next annual meeting of shareholders; (b) to a set of procedures for the appointment of two new mutually acceptable directors to the Board of Directors; (c) that Mr. Saline will be entitled to receive compensation for his service as a nonemployee director; (d) that Mr. Biswell will be appointed to our advisory committee; (e) to mediate the pending lawsuits between Mr. Saline and us; and (f) to dispute resolution procedures and to the payment of costs related the disputes. On June 5, 2002, the court issued an order approving and implementing the settlement agreement. Pursuant to the procedures agreed upon in the working settlement agreement, William Popejoy and Eugene Sullivan were appointed as members of the Board of Directors on September 13, 2002.

      On March 22, 2002, we filed a complaint against Mr. Saline (Case No. 02-02442, U.S. District Court Central District of California), which was amended on August 23, 2002, alleging that Mr. Saline violated federal securities laws, committed libel, committed unfair business practices and breached his fiduciary duties in connection with his actions and statements he made in connection with the proxy contest with respect to our 2001 annual meeting of shareholders and in connection with certain purchases of our securities. We are seeking to recover damages and to recover certain preferred shares Mr. Saline claims to have purchased prior to the shareholder meeting and election.

      We are currently, and from time to time may become, involved in litigation concerning claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, including the legal proceedings described above, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of Fiscal 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      There is currently no established public trading market for any class of our equity securities.

Holders

      As of October 18, 2002, there were approximately 2,574 holders of our Common Stock and 61 holders of our Series A Convertible Preferred Stock.

Dividend Policy

      Our Series A Convertible Preferred Sock provides for cumulative dividends that accrue at a rate of 10% per annum. During fiscal 2001 and fiscal 2002, we have declared and paid cash dividends of $216,548 and $30,195, respectively, on our Series A Convertible Preferred Stock. As of July 31, 2002, accrued cumulative unpaid dividends on our Series A Convertible Preferred Stock were $137,970.

      We have not declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividend for the foreseeable future. We presently intend to retain earnings to finance future operations, expansion and capital investment.

Equity Compensation Plan Information

      Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Report, under the caption “Equity Compensation Plan Information,” and that information is incorporated herein by reference.

Recent Sales of Unregistered Securities

      We have sold or issued the following securities during fiscal 2002 in reliance upon the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended:

•	In August and November 2001, we issued an aggregate of 10,000 shares of our common stock upon the exercise of employee stock options at a price per share of $0.01, receiving gross proceeds in the amount of $100 in cash.

•	In January 2002, we issued 11,000 shares of our common stock upon the exercise of an employee stock option at a price per share of $0.05, receiving gross proceeds in the amount of $550 in cash.

•	In January 2002, we issued 20,000 shares of our common stock upon the exercise of a director’s stock option at a price per share of $1.00, receiving gross proceeds in the amount of $20,000 in cash.

•	In July 2002, we issued 10,961 shares of our common stock upon the exercise of an employee stock option at a price per share of $0.50, receiving gross proceeds in the amount of $5,480 in cash.

      At the time of each sale, and for the most recent fiscal year immediately preceding each such sale, we were a California corporation, maintained our principal office in California, derived at least 80% of our gross revenues from operations within California, had at least 80% of our assets located in California, intended to use, and did use, at least 80% of the net proceeds from the sales of the securities in the operation of our business in California and had a reasonable basis for believing that each purchaser resided in, and was doing business in, California. In addition, none of the purchasers had given us notice of any resales of the securities to persons residing outside of California.

Item 6. Selected Financial Data

      The following selected financial data as of and for the dates and periods indicated have been derived from our consolidated financial statements. The selected financial data with respect to the consolidated statement of operations data for the period August 15, 1997 (date of incorporation) through July 31, 1998 and each of the four years in the period ended July 31, 2002 and our consolidated balance sheet data at July 31, 1998, 1999, 2000, 2001 and 2002 set forth below are derived from audited consolidated financial statements of the Company. The consolidated financial statements as of July 31, 2001 and 2002 and for each of the three years in the period ended July 31, 2002 and the independent auditors’ report thereon, are included elsewhere herein.

	Period from
	August 15,	Year Ended July 31,
	1997 through
	July 31, 1998	1999	2000	2001	2002

	(Amounts in thousands except per share information)
Consolidated Statement of Operations Data:
Net revenue	$1,387	$39,124	$99,624	$183,264	$117,768
Direct energy costs	3,735	38,729	86,732	76,615	86,198

Gross (negative) margin	(2,348)	395	12,892	106,649	31,570
Other costs and expenses(1)	5,928	18,940	22,037	25,861	23,060

Income (loss) from operations	(8,276)	(18,545)	(9,145)	80,788	8,510
Loss on equity investments	—	—	—	—	(160)
Interest income, net	19	123	499	1,593	939

Income (loss) before income taxes	(8,257)	(18,422)	(8,646)	82,381	9,289
Provision for income taxes	—	—	—	21,852	4,125

Net income (loss)(2)	$(8,257)	$(18,422)	$(8,646)	$60,529	$5,164

Net income (loss) per common share(3):
Basic	$(.96)	$(.84)	$(.30)	$2.06	$.19

Diluted	$(.96)	$(.84)	$(.30)	$1.77	$.16

Weighted-average shares outstanding(3):
Basic	8,567	21,905	28,795	29,385	27,482

Diluted	8,567	21,905	28,795	34,152	31,536

	July 31,

	1998	1999	2000	2001	2002

Consolidated Balance Sheet Data:
Working capital	$1,896	$12,428	$12,803	$50,184	$58,842
Total assets	7,205	27,858	35,444	107,016	101,229
Long-term debt	—	—	—	—	—
Shareholders’ equity	3,131	19,900	24,236	86,037	87,952

(1)	Includes stock-based compensation costs as follows:

Amount

(In thousands)
Period from August 15, 1997 through July 31, 1998	$464
Year ended July 31, 1999	5,718
Year ended July 31, 2000	445
Year ended July 31, 2001	1,080
Year ended July 31, 2002	(743)

Because there is no established trading market in shares of our common stock, in each of fiscal 2001 and 2002, we valued our shares for financial reporting purposes at $3.05 per share and $1.86 per share, respectively. The stock-based compensation charges for the unvested portion of these performance-based options in fiscal 2001 was reversed in fiscal 2002.

(2)	No cash dividends have been paid on our common stock. Our convertible preferred stock provides for cumulative dividends, which accrue at the rate of 10% per annum and are payable at the discretion of our Board of Directors. Such dividends have been accrued as follows:

Amount

(In thousands)
Period from August 15, 1997 through July 31, 1998	$64
Year ended July 31, 1999	84
Year ended July 31, 2000	84
Year ended July 31, 2001	81
Year ended July 31, 2002	71

(3)	Per share information and weighted average shares outstanding for the period from August 15, 1997 through July 31, 1998 and for the years ended July 31, 1999 and 2000 have been restated to reflect the resolution of the status of our common stock issued to our founder as more fully disclosed in Notes 1 and 11 of the Notes to Consolidated Financial Statements included elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our primary business has been the sale of electric power to retail and commercial end-users in California and, beginning in January 2000, in Pennsylvania and the sale of electric power to wholesale customers in California and Pennsylvania. We are licensed by FERC as a power marketer and by the California, Michigan, Pennsylvania, New Jersey, New York, Texas and Ohio public utilities commissions as an electric services or electric generation supplier.

      As of July 31, 2002, we delivered electricity to approximately 89,000 customers in California and Pennsylvania. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us.

      We do not have our own electricity generation facilities. The power we sell to our customers is purchased from third-party power generators. During fiscal 2000, in both California and Pennsylvania, we purchased electricity both under long-term contracts and in the spot market. By the end of fiscal 2001 and throughout most of fiscal 2002, substantially all of our electricity was purchased under long-term contracts.

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

      The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

•	Independent system operator costs — Included in direct energy costs along with electric power purchased and scheduling coordination costs are the independent system operator (“ISO”) fees. The actual ISO costs are not finalized until a settlement process by the ISO is performed of each day’s activities of all grid participants. Prior to the completion of settlement, we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to record additional costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, as a result of market conditions in California during fiscal 2001, the credit worthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. For example, PG&E, which declared bankruptcy, has withheld payments of approximately $1.1 million from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings. If other utilities declare bankruptcy, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales in California are estimated by the Company as the number of kilowatt-hours delivered times 95% of the individual Utility Purchased Energy cost as published by each individual utility for residential customers. Unbilled receivables from sales in Pennsylvania are estimated in the same manner, except using the average current customer sales price per kilowatt-hour.

•	Legal claims — From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” To date, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on the Company’s results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to its contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position.

      We make our estimates and judgments based on, among other things, knowledge of operations, markets, historical trends and likely future changes, and when appropriate, the opinions of advisors with knowledge and experience in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the estimates and judgments which are required to be made. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations

Year ended July 31, 2002 compared to year ended July 31, 2001

Retail energy sales

      Electricity sales to retail and commercial end-users decreased by $3.0 million, or 3.0%, to $97.0 million for fiscal 2002 from $100 million for fiscal 2001. The decrease resulted primarily from a decrease in California electricity retail sales, partially offset by an increase in Pennsylvania electricity retail sales. The decrease in California electricity retail sales was due primarily to a drop in retail energy prices. The average retail price per kWh in California during fiscal 2002 was $.085, as compared to $.145 during fiscal 2001. Total kilowatt-hours of electricity billed in California during fiscal 2002 was 775.6 million compared to 563.4 million billed in the prior year. The year-to-year increase in kilowatt-hours billed in California was due to an increase in commercial end-users that the Company began servicing in October 2001. The average retail price per kWh in Pennsylvania during fiscal 2002 was $.058 compared to $.05 during fiscal 2001. Total kilowatt-hours of electricity billed in Pennsylvania during fiscal 2002 was 468.9 million compared to 378.6 million billed in the prior year. The year-to-year increase in kilowatt-hours billed in Pennsylvania was due to an increase in commercial end-users that the Company began servicing in June 2002.

      On September 20, 2001, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new non direct access customers for an undetermined period of time. During June through September 2001, we entered into new long-term electric service agreements with several large commercial and industrial customers in California. The contracts were all completed prior to the September 20, 2001 CPUC ruling to suspend “direct access.” Based on the historical consumption data of these commercial and industrial customers, we expect these new contracts to add approximately 600 million kWhs annually at sales contract rates in the aggregate of $.089 per kWh. Delivery to these customers began in October 2001 and all the new customer meters were on-line by January 2002. Revenues related to these contracts was $14.9 million for fiscal 2002.

      At July 31, 2002, we have approximately 89,000 customers compared to approximately 88,000 customers at July 31, 2001.

Wholesale energy sales

      Wholesale electricity sales decreased by $60.6 million, or 76.3%, to $18.8 million during fiscal 2002 from $79.3 million during fiscal 2001. The decrease was primarily due to a decrease in California wholesale energy sales, partially offset by an increase in Pennsylvania wholesale electricity sales. The year-to-year decrease in wholesale energy sales was attributable primarily to the decrease in wholesale energy prices during fiscal 2002, partially offset by an increase in total kilowatt-hours of wholesale energy sold. Total kilowatt-hours of wholesale electricity sold in California was 313.8 million in fiscal 2002 compared to 404.7 million in fiscal 2001. Total kilowatt-hours of wholesale electricity sold in Pennsylvania was 463.2 million in fiscal 2002 compared to 268.3 million in fiscal 2001. The average wholesale price per kWh in California during fiscal 2002 was $.02 compared to $.17 during fiscal 2001. The average wholesale price per kWh in Pennsylvania during fiscal 2002 was $.02 compared to $.03 during fiscal 2001. The decrease in California wholesale energy kWh sales in fiscal 2002 is attributable to increasing our commercial and industrial customer base which reduced the excess kWhs that had to be sold in the wholesale market. The increase in Pennsylvania wholesale energy kWh sales in fiscal 2002 was the result of excess kWhs acquired under a fixed quantity energy purchase contract entered into to cover summer demand. Cooler than expected weather in Pennsylvania during August and September and warmer winter months resulted in an increase in excess energy that was sold in the wholesale energy market.

Green power credit

      Green power credit revenue decreased by $1.9 million, or 48.5%, to $2.1 million during fiscal 2002 from $4.0 million during fiscal 2001. The green power credit decrease is due to the expiration of the green power credit program in December 2001. The California legislature has approved the continuation of the program beginning January 1, 2003.

Direct energy costs

      Direct energy costs increased to $86.2 million for fiscal 2002, an increase of $9.6 million, or 12.5%, from $76.6 million for fiscal 2001. This increase is a result of increased direct energy costs in Pennsylvania during fiscal 2002, partially offset by decreased direct energy costs in California. The increase in direct energy costs in Pennsylvania was due to an increase in total kilowatt-hours purchased resulting from the need to service new retail customers. Total kilowatt-hours purchased in Pennsylvania during fiscal 2002 was 992.9 million, at an average price of $.04 per kWh, compared to purchases made during fiscal 2001 of 662.5 million at an average price of $.04 per kWh. The decrease in direct energy costs in California resulted from a decrease in the price per kWh in California, partially offset by an increase in the number of kWh purchased. Total kilowatt-hours purchased in California during fiscal 2002 was 1.2 billion at an average price of $.03 per kWh compared to purchases during fiscal 2001 of 980.1 million kilowatt-hours at an average price of $.04 per kWh. A decrease in scheduling costs to deliver energy to our customers also contributed to the decrease in direct energy costs for California. California scheduling costs decreased to $.1 million for fiscal 2002 from $4.6 million for fiscal 2001. California’s reduced scheduling costs were a result of credits for direct energy costs.

Selling and marketing expenses

      Selling and marketing expenses decreased $0.1 million, or 2.4%, to $3.5 million for fiscal 2002 from $3.6 million for fiscal 2001. The decrease is due primarily to a decrease in payroll of $0.2 million offset by an increase in consulting expenses of $0.1 million. The decrease in payroll expenses was the result of call center attrition. The increase in consulting expenses was the result of market research for our expansion into other states.

General and administrative expenses

      General and administrative expenses decreased $0.9 million, or 4.2%, to $20.3 million for fiscal 2002 from $21.2 million for fiscal 2001. The decrease is due to decreases in legal expenses, consulting expenses and bad debt expenses, partially offset by increases in payroll expenses, management fees for Summit Energy Ventures LLC (“Summit”), Pennsylvania gross receipts tax and depreciation expenses. The decrease in legal expenses is due to the higher expenses in fiscal 2001 related to the settlement with our founder which are not present in fiscal 2002. The increase in payroll expenses is due to the hiring of software development employees who were formerly consultants to the Company and bonuses paid in excess of the bonus accrual. Summit management fees are an additional expense in fiscal 2002. The increase in Pennsylvania gross receipts tax is a result of higher retail sales in Pennsylvania in fiscal 2002 compared to fiscal 2001. The increase in depreciation expense is the result of fiscal 2002 software development costs of the TRIUMPH system.

Stock-based compensation charges

      Stock-based compensation charges decreased by $1.8 million, or 94.4%, to $(0.7) million for fiscal 2002 from $1.1 million for fiscal 2001. The decrease is due to the reversal of stock-based compensation related to unvested variable stock options due to the decrease in value of our Common Stock in fiscal 2002.

Interest income, net

      Interest income decreased by $0.7 million, or 42.5%, to $0.9 million for fiscal 2002 from $1.6 million for fiscal 2001. The decrease is attributable to the decrease in cash flow available for investments provided from operations, partially offset by the reduction in interest expense due to the termination of our line of credit during fiscal 2002. The average interest rate during fiscal 2002 was 2.02% compared to 4.62% during fiscal 2001. The average balance earning interest during fiscal 2002 was $47.1 million compared to $48.9 million during fiscal 2001.

Provision for income taxes

      The provision for income taxes decreased by $17.7 million, or 81.1%, to $4.1 million for fiscal 2002 from $21.9 million during fiscal 2001. The decrease is due primarily to the lower net taxable income in fiscal 2002 compared to fiscal 2001.

Net income

      Net income decreased by $55.4 million, or 91.5%, to $5.2 million for fiscal 2002 from $60.5 million for fiscal 2001. This decrease in net income is primarily attributable to a decrease in gross margin, partially offset by the decrease in provision for income taxes and stock-based compensation charges. The principal reason for the decrease in gross margin was the significant decrease in California electricity wholesale and retail prices. The average wholesale electricity price in California during fiscal 2002 was $.02 per kWh compared to $.17 per kWh during fiscal 2001. The average California retail electricity price was $.085 per kWh compared to $.145 per kWh during fiscal 2001. Fiscal 2002 prices are in alignment with historical prices. Fiscal 2001 prices were abnormally high as a result of the energy crisis during that period.

Year ended July 31, 2001 compared to year ended July 31, 2000

Retail energy sales

      Electricity sales to retail and commercial end-users increased by $12.7 million, or 14.5%, to $100.0 million for fiscal 2001 from $87.3 million for fiscal 2000. The increase resulted primarily from an increase in Pennsylvania electricity retail sales, partially offset by a decrease in California electricity retail sales. The increased Pennsylvania retail sales were attributable to having a full year of electricity sales in fiscal 2001 compared to seven months of sales in the comparable period of 2000. The average retail price per kWh in Pennsylvania during fiscal 2001 was $.052 compared to $.0475 during fiscal 2000. Total kilowatt-hours of electricity billed in Pennsylvania during 2001 was 378.6 million compared to 3.2 million in the prior year. The decreased California retail sales were attributable to a reduction in kilowatt-hours billed in California resulting from the commercial and industrial customers that were returned to their incumbent utilities during June and July 2000 because their energy consumption requirements would have created significant credit exposure for us. Many of the customers that we returned to their incumbent utility used the majority of their energy during peak hours which required us to purchase electricity in the spot market during the portions of the day when it was most expensive, often at a price in excess of our selling price. The return of these customers to their incumbent utilities enabled us to bring our electricity supply requirements in California at or below the quantity of electricity that we had secured under our long-term purchase contract and reduced the average amount we paid for electricity by approximately $.01 per kWh for fiscal 2001 as compared to fiscal 2000. Total kilowatt-hours of electricity billed in California during 2001 was 563.4 million compared to 1.7 billion billed in the prior year. The decrease in kilowatt-hours billed was partially offset by an increase in retail electricity prices. The average retail price per kWh in California during fiscal 2001 was $.145 compared to $.0501 during fiscal 2000. At July 31, 2001, we had approximately 88,000 customers compared to approximately 81,000 customers at July 31, 2000.

Wholesale energy sales

      Wholesale electricity sales commenced in fiscal 2001. The $79.3 million wholesale sales revenue consisted of California sales of $70.7 million and Pennsylvania sales of $8.6 million. Our major California wholesale customer during 2001 was the State of California Department of Water Resources and Power. Our other significant wholesale customers included Sempra Energy and San Diego Gas and Electric. The California supply and demand conditions that drove up the wholesale electricity prices during fiscal 2001 began moving toward equilibrium in the fourth quarter as wholesale prices began to decline.

Green power credit

      Green power credit revenue decreased by $8.3 million, or 67.7%, to $4.0 million for fiscal 2001 from $12.3 million for fiscal 2000. The green power credits decreased due to a rate reduction from $.015 to $.01 per kWh beginning in June 2000 and reduced sales of electricity subject to the credit caused by the reduction in the number of customers eligible to obtain the credit beginning in June 2000.

Direct energy costs

      Direct energy costs decreased by $10.1 million, or 11.7%, to $76.6 million for fiscal 2001 from $86.7 million for fiscal 2000. This decrease was a result of lower costs in California, partially offset by increased costs in Pennsylvania. Decreased costs in California during fiscal 2001, as compared to fiscal 2000, were due to reduced requirements for the purchase of electricity created by the return of certain commercial and industrial customers to their incumbent utilities in June and July 2000, partially offset by an increase in wholesale electricity costs in the spot market. Increased costs in Pennsylvania are due to having only seven months of costs for fiscal 2000 compared to a full year of costs for fiscal 2001. In Pennsylvania, for the seven months in fiscal 2000 that we operated there, our average monthly purchase of electricity was 8.8 million kWh increasing to 55.3 million kWh monthly for fiscal 2001, as we established our customer base. Direct energy costs, as a percent of net revenues, decreased from 87.1% fiscal 2000 to 41.8% for fiscal 2001.

Selling and marketing expenses

      Selling and marketing expenses decreased $2.6 million, or 42.1%, to $3.6 million for fiscal 2001 from $6.2 million for fiscal 2000. This decrease was primarily a result of a decrease in promotional activities as we reduced our activities in connection with the solicitation of new customers. Advertising costs decreased $1.9 million and telemarketing payroll decreased $0.4 million due to the reduction of personnel in that department.

General and administrative expenses

      General and administrative expenses increased $5.8 million, or 37.7%, to $21.2 million for fiscal 2001 from $15.4 million for fiscal 2000. This is primarily the result of increased legal expenses of $5.3 million and bad debt expenses of $1.3 million compared to fiscal 2000. The increase in legal expenses is primarily related to the settlement with our founder of $4.8 million and the increase in bad debt expense is related to our providing for amounts due from PG&E and California Power Exchange, both of which have declared bankruptcy. These increases were partially offset by a decrease in customer termination cost of $0.7 million incurred in fiscal 2000. There were no additional customer termination costs in fiscal 2001.

Stock-based compensation charges

      Stock-based compensation charges increased from $0.4 million for fiscal 2000 to $1.1 million for fiscal 2001. The stock-based compensation charges for fiscal 2001 resulted from performance-based stock options granted to our Chairman and Chief Executive Officer.

Interest income, net

      Interest income grew to $1.6 million for fiscal 2001, an increase of $1.1 million or 220%, from $0.5 million for fiscal 2000. The increase was attributable to the increase in cash flow available for investments provided from operations, offset in part by a $0.6 million increase in interest expense due to borrowings which were outstanding on our line of credit during fiscal 2001.

Provision for income taxes

      The provision for income taxes increased to $21.9 million during fiscal 2001 compared to no provision for income taxes for fiscal 2000 for which we reported a loss before income taxes. The income tax rate for fiscal 2001 was 26.6% which was below the expected income tax rate primarily due to a reversal of the valuation allowance on our deferred tax asset in the amount of $13.6 million.

Net income

      Net income increased to $60.5 million for fiscal 2001, an increase of $69.2 million, or 800.1%, from the $8.6 million loss for fiscal 2000. This increase in net income was primarily due to a $93.8 million increase in gross margin, offset in part by the provision for income taxes of $21.9 million. The principal reason for the $93.8 million increase in gross margin was the significant increase in California electricity prices. California revenues rose substantially while the average cost per kWh of the electricity that we sold was lower than in the prior year. Because we were able to acquire electricity in California during fiscal 2001 under a fixed price electricity procurement contract which extended through June 2002, the higher prices at which we were able to recall the electricity significantly increased our gross margin.

Liquidity and Capital Resources

      As of July 31, 2002, cash and cash equivalents were $43.0 million compared to $41.1 million as of July 31, 2001. Our principal source of liquidity to fund ongoing operations for the year ended July 31, 2002 was cash provided by operations.

      Cash flow from operations for fiscal 2002 was $3.5 million, a decrease of $58.3 million compared with cash flow from operations in fiscal 2001 of $61.8 million. The primary reason for the decrease in cash flow from operations was a decrease of $55.4 million in net income to $5.2 million for fiscal 2002 from $60.5 million for fiscal 2001.

      Cash flow used in investing activities for fiscal 2002 was $9.2 million, an increase of $8.1 million, compared with cash used in investing activities in fiscal 2001 of $1.1 million. The primary reason for the increase was $7.4 million used for Summit Energy investments in Envenergy Inc., Turbocor, LLC, and Power Efficiency Corporation. Purchase of property, equipment and intangibles consumed $1.8 million.

      Cash flow provided by financing activities for fiscal 2002 was $7.7 million, an increase of $31.5 million, compared with cash used in financing activities of $23.8 million in fiscal 2001. Restricted cash decreased by $14.0 million as a result of our use of $8.2 million to fund investments and management fees for Summit Energy Ventures LLC (“Summit”), release of the $5.7 million letter of credit related to our energy supply contract with Calpine Power Service Company and the $1.7 million letter of credit related to our energy supply contract with Connectiv Energy Supply, Inc. that were transferred to short-term investments, offset by the $1.5 million letter of credit established pursuant to the Reliant Energy Services contract and interest earned of $0.3 million of which $0.2 million was transferred to short-term investments. Borrowings under the Coast Business Credit Agreement decreased $3.9 million as a result of the termination of the line of credit at the maturity date of June 30, 2002. Under a settlement with our founder, we repurchased common stock for $2.4 million during fiscal 2002.

      Cash flow from operations for fiscal 2001 was $61.8 million, an increase of $76.9 million, compared with cash used in operations in fiscal 2000 of $15.0 million. The primary reason for this increase was that net profit for fiscal 2001 was $60.5 million, compared to a net loss of $8.6 million for fiscal 2000. California’s higher retail and wholesale prices were the key factors relating to our profitability. Investing activities for fiscal 2001 consisted of purchases of property and equipment in the amount of $1.1 million, a decrease of $0.6 million compared to fiscal 2000.

      Cash used in financing activities for fiscal 2001 was $23.8 million, compared to cash provided by financing activities of $14.7 million for fiscal 2000. The change of $38.4 million was attributable to (a) our $15.0 million investment in Summit which is classified as restricted cash; (b) the absence of sales of our common stock during fiscal 2001, which provided $12.1 million in net proceeds during fiscal 2000; (c) an increase in restricted cash of $4.8 million used to establish letters of credit required by energy suppliers to support increased purchases of electricity in fiscal 2001; and (d) the use of $5.3 million in fiscal 2000 from borrowings under our credit facility.

      The most significant trend that has adversely effected our liquidity and capital resources during fiscal 2002 was the return to historical energy prices in the retail and wholesale markets in California. We believe that consumer energy prices have leveled off and will remain at their current level for the foreseeable future and that the wholesale energy market has stabilized after significant fluctuations during fiscal 2000 and 2001. Based on these factors, we believe that our liquidity and capital resources will not be adversely affected in fiscal 2003.

      As a result of market conditions in California during fiscal 2002, the credit worthiness of several participants in the marketplace with whom we conduct business deteriorated significantly. PG&E has withheld payments of approximately $1.1 million from their remittances to us. Although we have filed a proof of claim in PG&E’s bankruptcy proceedings to recover these amounts, there is no assurance that we will recover any of the payments withheld. Accordingly, we have established an allowance for doubtful accounts in the amount of these withholdings.

      As of January 31, 2002, $15 million in cash was invested in Summit. Under certain circumstances, we may, at our discretion, invest an additional $10 million in Summit. If this additional cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for our growth initiatives. We are not obligated to make any further investment in Summit. In the event that the investment manager desires to cause Summit to issue membership interests to any other party, we shall have the right of first refusal to make the additional capital contribution on terms not less favorable as those proposed to such other party.

      On January 4, 2002, the Board of Directors of the Company approved a $10 million stock repurchase program. Under this program, the Company may purchase up to $10 million of its common stock, options and warrants, from time to time over an 18 month period, in open market or privately negotiated, subject to market conditions and other factors. As of October 28, 2002, no purchases of common stock, options or warrants have been made pursuant to this authority.

      We have entered into two new electricity supply contracts to replace a substantial portion of the electricity which we purchased in California under the Calpine Power Services Company contract which expired on June 30, 2002. The contracts are aligned to meet our projected load service requirements. Pursuant to the terms of these new agreements, we are obligated to minimum electric purchases of $20 million during the year ending July 31, 2003.

      The following table shows our contractual cash obligations and commercial commitments as of July 31, 2002:

		For the Years Ending July 31,

	Total	2003	2004	2005

Electricity purchase contracts	$89,889,636	$56,525,014	$33,364,622	$—
Operating leases	1,289,596	745,789	452,135	100,672

	$91,188,232	$57,270,803	$33,816,757	$100,672

      Based upon our current plans, level of operations and business conditions, we believe that our cash and cash equivalents together with cash generated from operations will be sufficient to meet our capital requirements and working capital needs for at least the next 12 months. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Factors That May Affect Future Results

If competitive restructuring of the electric markets is delayed or does not result in viable competitive market rules, our business will be adversely affected.

      The Federal Energy Regulatory Commission (“FERC”) has maintained a strong commitment over the past six years to the deregulation of electricity markets. This movement would seem to indicate the continuation and growth of a competitive electric retail industry. As of October 2002, 24 states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. In 18 of these states retail access is either currently available to some or all customers, or will soon be available. However, in many of these markets the market rules adopted have not resulted in energy service providers being able to compete successfully with the incumbent utilities and customer switching rates have been low. Only recently have a small number of markets opened to competition under rules that we believe may offer attractive competitive opportunities. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of that market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

      Retail energy market restructuring has been and will continue to be a complicated regulatory process, with competing interests advanced not only by relevant state and federal utility regulators, but also by state legislators, federal legislators, incumbent utilities, consumer advocacy groups and potential market participants. As a result, the extent to which there are legitimate competitive opportunities for alternative energy suppliers in a given jurisdiction may vary widely and we cannot assure shareholders that regulatory structures will offer us competitive opportunities to sell energy to consumers on a profitable basis. The regulatory process could be negatively impacted by a number of factors, including interruptions of service, significant or rapid price increases. The legislative and regulatory processes in some states take prolonged periods. In a number of jurisdictions, it may be many years from the date legislation is enacted until restructuring is completed.

      In addition, although most retail energy market restructuring has been conducted at the state and local levels, bills have been proposed in Congress in the past that would preempt state law concerning the restructuring of the retail energy markets. Although none of these initiatives has been successful, we cannot assure shareholders that federal legislation will not be passed in the future that could materially adversely affect our business.

We may incur substantial operating losses and we cannot assure shareholders that we will continue to be profitable.

      We have recognized significant revenue and our ability to generate such revenue is subject to uncertainty. In addition, we intend to increase our operating expenses to develop our business, including brand development, marketing and other promotional activities and the continued development of our billing, customer care and power procurement infrastructure. Our ability to sustain profitability will depend on, among other things:

•	Our ability to attract and to retain a critical mass of customers at a reasonable cost;

•	Our ability to develop internal corporate organization and systems;

•	The continued competitive restructuring of retail energy markets with viable competitive market rules; and

•	Our ability to manage effectively our energy requirements and to sell our energy at a sufficient margin.

We may have difficulty obtaining a sufficient number of customers.

      We anticipate that we will incur significant costs as we enter new markets and pursue customers by utilizing a variety of marketing methods. In order for us to recover these expenses, we must attract and retain a large number of customers to our service.

      We may experience difficulty attracting customers because many customers may be reluctant to switch to a new company for the supply of a commodity as critical to their well-being as electric power. A major focus of our marketing efforts will be to convince customers that we are a reliable provider with sufficient resources to meet our commitments. If our marketing strategy is not successful, our business, results of operations, and financial condition will be materially adversely affected.

If the Company can not obtain sufficient amounts of credit, our future growth and profitability could be adversely impacted.

      The Company must obtain credit from a combination of sources to support future growth and profitability. This includes financial institutions, trade credit, strategic alliances, and others.

We depend upon internally developed systems and processes to provide several critical functions for our business, and the loss of these functions could materially adversely impact our business.

      We have developed our own systems and processes to operate our back-office functions, including customer enrollment, metering, forecasting, settlement and billing. Problems that arise with the performance of our back-office functions could result in increased expenditures, delays in the launch of our commercial operations into new markets, or unfavorable customer experiences that could materially adversely affect our business strategy. Also, any interruption of these services could be disruptive to our business.

Substantial fluctuations in electricity prices or the cost of transmitting and distributing electricity could have a material adverse affect on us.

      To provide electricity to our customers, we must, from time to time, purchase electricity in the short-term or “spot” wholesale energy markets, which are often highly volatile. In particular, the wholesale electric power market often experiences enormous price fluctuations during peak load periods. Furthermore, to the extent that we enter into contracts with customers that require us to provide energy at a fixed price over an extended period of time, we may incur losses caused by rising wholesale electricity prices. Periods of rising electricity prices may reduce our ability to compete with incumbent utilities because their regulated rates may not immediately increase to reflect these increased costs. The Energy Service Provider takes on the risk of purchasing power for an uncertain load and if the load does not materialize it leaves the ESP in a “long” position. Or, if unanticipated load appears, requiring the ESP to meet its energy requirements by purchasing additional energy leaving the ESP in a short position, the Company could be exposed to the price volatility of the wholesale spot markets. Historically, electricity has been the most volatile commodity in the world. Any of these contingencies could substantially increase our costs of operation if we are forced to purchase electricity at very high prices. Such factors could have a material adverse effect on our financial condition.

      We also are required to arrange for the scheduling and transmission of wholesale electricity to the local utilities for distribution over their distribution networks. In some circumstances we may be unable to deliver the energy to the local distribution point in a particular market at the appropriate time. If we are unable to meet our delivery requirements to the local utilities, we may be subject to fines and penalties.

Suppliers of electricity have been experiencing deteriorating credit quality.

      We continue to actively manage our counterparty credit portfolio to attempt to reduce the impact of a potential counterparty default. As of July 31, 2002, the majority of our courterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time and with no advance warning. This situation could have an adverse impact on the source of our electricity purchases.

If the wholesale price of electricity decreases, we may be required to post letters of credit to secure our obligations under our long term energy contracts.

      Since the price of the electricity we purchase under long-term contracts is fixed over the term of the contracts, if the market price of wholesale electricity decreases below the contract price, the power generator may require us to post security in the form of a letter of credit to hedge against our defaulting on the contract and purchasing lower cost energy on the market. If we are required to post such security a portion of our cash would become restricted, which could adversely affect our liquidity.

We will be required to rely on utilities with whom we will be competing to perform some functions for our customers.

      Under the regulatory structures adopted in most jurisdictions, we will be required to enter into agreements with local incumbent utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. Any delay in these negotiations or our inability to enter into reasonable agreements could delay or negatively impact our ability to serve customers in those jurisdictions, which could have a material negative impact on our business, results of operations and financial condition.

      We will also be dependent on local utilities for maintenance of the infrastructure through which electricity is delivered to our customers. We are limited in our ability to control the level of service the utilities provide to our customers. Any infrastructure failure that interrupts or impairs delivery of electricity to our customers could have a negative effect on the satisfaction of our customers with our service, which could have a material adverse effect on our business.

      Regulations in many markets require that the services of reading our customers’ energy meters and the billing and collection process be retained by the local utility. In those states, we will be required to rely on the local utility to provide us with our customers’ information regarding energy usage and to pay us for our customers’ usage based on what the local utility collects from our customers. We may be limited in our ability to confirm the accuracy of the information provided by the local utility and we may not be able to control when we receive payment from the local utility. We also may be limited in our ability to create a supplier relationship with our customers. If we do not receive payments from the local utility on a timely basis, our working capital may be impaired.

In some markets, we will be required to bear credit risk and billing responsibility for our customers.

      In some markets, we are responsible for the billing and collection functions for our customers. In many of these markets, we may be limited in our ability to terminate service to customers who are delinquent in payment. Even if we terminate service to customers who fail to pay their utility bill in a timely manner, we may remain liable to our suppliers of electricity for the cost of the electricity and to the local utilities for services related to the transmission and distribution of electricity to those customers. The failure of our customers to pay their bills in a timely manner or our failure to maintain adequate billing and collection programs could materially adversely affect our business.

We may face strong competition from incumbent utilities and other competitors.

      In most markets, our principal competitor may be the local incumbent utility company or its unregulated affiliates. The incumbent utilities have the advantage of long-standing relationships with their customers and they may have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do. In addition, incumbent utilities have been subject to regulatory oversight, in some cases for close to a century, and thus have a significant amount of experience regarding the regulators’ policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. Incumbent utilities may seek to decrease their tariffed retail rates to limit or to preclude the opportunities for competitive energy suppliers and otherwise seek to establish rates, terms and conditions to the disadvantage of competitive energy suppliers.

      Some of our competitors, including incumbent utilities, have formed alliances and joint ventures in order to compete in the restructured retail electricity industry. Many customers of these incumbent utilities may decide to stay with their long-time energy provider if they have been satisfied with its service in the past. Therefore, it may be difficult for us to compete against incumbent utilities and their affiliates for customers who are satisfied with their historical utility provider.

      In addition to competition from the incumbent utilities and their affiliates, we may face competition from a number of other energy service providers, and other energy industry participants who may develop businesses that will compete with us in both local and national markets. We also may face competition from other nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than us.

Our revenues and results of operations are subject to market risks that are beyond our control.

      We sell electricity that we purchase from third-party power generation companies into competitive wholesale power markets or on a contractual basis. We are not guaranteed any rate of return through mandated rates, and our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for electricity in our regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time. These factors could have an adverse impact on our revenues and results of operations.

      Volatility in market prices for electricity results from multiple factors, including:

•	weather conditions,

•	seasonality,

•	usage,

•	illiquid markets,

•	transmission or transportation constraints or inefficiencies,

•	availability of competitively priced alternative energy sources,

•	demand for energy commodities,

•	natural gas, crude oil and refined products, and coal production levels,

•	natural disasters, wars, embargoes and other catastrophic events, and

•	federal, state and foreign energy and environmental regulation and legislation.

Our results are subject to quarterly and seasonal fluctuations.

      Our quarterly operating results have fluctuated in the past and will continue to do so in the future as a result of a number of factors, including variations in levels of demand due to weather and seasonality and volatility of market prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We do not have or use any derivative instruments to hedge the financial risks of our investments, nor do we have any plans to enter into such instruments. We generally invest cash equivalents in high-quality, short-term credit instruments consisting primarily of high yielding money market funds, bankers acceptance notes and government agency securities with maturities of 90 days or less. We do not expect any material loss from our investments and, therefore, believe that our potential interest rate exposure is not material. We do not currently invoice customers in any currency other than the United States dollar and we do not currently incur significant expenses denominated in foreign currencies. Accordingly, we believe that we are not currently subject to significant risk as a result of currency fluctuations.

      Since we do not generate any of the electricity that we sell, our business has exposure to market volatility in prices of electricity. To mitigate risks relative to the movements in electricity prices, we have entered into primarily fixed-priced contracts for the purchase of electricity through the wholesale electricity market. Nevertheless, to the extent demand from our customers exceeds the supply we have obtained through fixed-price contracts, we are subject to risks relative to the movements in electricity prices.

      An electricity price change of per $.01 kWh, has an estimated annual impact on our net revenue of:

California	$10.3 million
Pennsylvania	$9.2 million

Item 8. Financial Statements and Supplementary Data

      The financial statement information, including the report of independent accountants, required by this Item 8 is set forth on pages F-1 to F-26 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth on page F-25 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information About Our Directors

      The following table sets forth information regarding our directors, including their age as of October 18, 2002 and business experience during the past five years. Each of our directors has served continuously as a director of the Company since the date indicated in his or her biography below, and each is currently serving a one year term expiring at the Company’s next annual meeting or until his or her respective successor is elected and qualified.

		Director
Name	Age	Since	Principal Occupation and Other Information

Ian B. Carter	64	1999	Mr. Carter has been our Chairman and Chief Executive Officer since January 2000. During the preceding four month period prior to that, he acted as Interim President. From October 1988 to August 1999, Mr. Carter operated his owned businesses, including a mortgage banking firm and a merchant banking firm. Prior to that, Mr. Carter served as an investment specialist for Coldwell Banker Commercial Brokerage and worked as a Systems Engineer and Salesman with IBM. Mr. Carter also served in the United States Army serving in Vietnam, Europe and the Pentagon. Mr. Carter received his Bachelor of Science degree in Engineering from the United States Military Academy at West Point, New York and his Master in Business Administration in finance from the University of Southern California.

		Director
Name	Age	Since	Principal Occupation and Other Information

Craig G. Goodman	52	2002	Mr. Goodman has served as the Chief Executive Officer of the National Energy Marketers Association, a national non-profit association representing a regionally diverse cross-section of wholesale and retail marketers of natural gas, electricity and energy-related products, services, information and technology, since October 1997. Mr. Goodman received his bachelor’s degree in economics with honors from the University of Maryland and a juris doctorate degree with a concentration in international corporate law and economics from the University of Miami School of Law.
Junona A. Jonas	58	2001	Ms. Jonas has been the General Manager of Alameda Power & Telecom, a municipal utility, since December 2000. From March 2000 to August 2000, she served as Chief Executive Officer of vetmedcenter.com, an online resource for veterinary information and services. From February 1999 to January 2000, Ms. Jonas was President and Chief Operating Officer of utility.com, an internet provider of energy and energy services to retail customers in states that have deregulated their electric industry. From July 1978 to February 1999, she served in various capacities at Pacific Gas & Electric (PG&E), a public utility, including serving as the first President and Chief Operating Officer of PG&E’s retail energy services subsidiary, Vantus Energy Corporation, and as Vice President, Gas and Electricity Supply. Ms. Jonas has a Bachelors degree from Santa Clara University and a Masters degree from Stanford and Cal State University Hayward.
Robert C. Perkins	63	1999	Mr. Perkins has served as Chairman and Chief Executive Officer of Hospital Management Services, a provider of financial and management consulting services to hospitals and similar institutions, since June 1969. Mr. Perkins received his Bachelor of Science degree in accounting from Bob Jones University.
William J. Popejoy	64	2002	Mr. Popejoy is the Managing Member and Chief Executive Officer of Pacific Capital Investors since April 1999. From May 1997 to April 1999, he served as the Director of the California State Lottery. Prior to joining the State Lottery, Mr. Popejoy served as President and Chief Executive Officer for various financial institutions and was assigned the role of Chief Executive Officer of Orange County, California during the county’s bankruptcy. Mr. Popejoy received his Bachelors and Masters degrees from California State University at Sacramento. Mr. Popejoy also serves as a trustee of PIMCO and as a director of PIMCO Commercial Securities.
Joseph P. Saline, Jr	61	2001	Mr. Saline has served as an Operations Manager at Northrop Grumman Corporation in their Integrated Systems Division since June 1998. Mr. Saline also serves on the board of directors of InterBill Inc. Mr. Saline received a Bachelors degree from the University of Detroit and a Masters degree from Purdue University.
Eugene R. Sullivan	61	2002	Judge Sullivan has served as a Senior Judge and as a Judge of the United States Court of Appeals (Armed Forces) since June 1986. Judge Sullivan is a graduate of the U.S. Military Academy at West Point and of Georgetown University Law Center.

Information with Respect to the Company’s Executive Officers

      The following table sets forth certain information regarding our executive officers, including their respective ages and their business experience during the last five years, as of October 18, 2002. Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

Name and Position	Age	Principal Occupation and Other Information

Ian B. Carter Chairman and Chief Executive Officer	64	Mr. Carter is also a director, and his biography is referenced above.
Richard L. Paulsen Chief Operating Officer	54	Mr. Paulsen has been our Chief Operating Officer since May 2000. From January 1991 to June 1999, Mr. Paulsen served as the Chief Executive Officer and President of Olicon Imaging Systems, Inc., a national supplier of diagnostic imaging products and services. Prior to that, Mr. Paulsen worked at Wieden and Kennedy, Inc. an advertising agency, as Executive Vice President and Chief Operating Officer and at Basic Computer Systems, Inc., a national supplier of application software and systems that he founded. Mr. Paulsen graduated from Loyola University with a Bachelor of Science degree in mathematics.
James L. Oliver Chief Financial Officer	54	Mr. Oliver has been the Chief Financial Officer of the Company since November 1999. From January 1997 to November 1999, was self employed as a management consultant. Prior to that, Mr. Oliver served in various capacities at a number of companies, including serving as Chief Financial Officer for two operating units of Emerson Electric Co., as Chief Financial Officer for a business unit of Smithkline Beckman, and as head of strategic and financial planning for an operating unit of Dresser Industries. Mr. Oliver received his Bachelor of Science degree in accounting and finance from the University of Southern California.
John A. Barthrop General Counsel and Secretary	58	Mr. Barthrop has been our General Counsel since May 1999. From August 1998 to May 1999, Mr. Barthrop practiced law with the firm of Eadington, Merhab & Eadington. From July 1996 to August 1998, he was a principal member of the business and litigation law firm of Smith, Sinek & Barthrop. Prior to that, Mr. Barthrop owned and operated his own law firm, served as General Counsel and Assistant to the President for Newman Properties, a national real estate development company, and served as Associate General Counsel for the Beneficial Standard, a conglomerate involved in insurance, finance and real estate. Mr. Barthrop obtained a Bachelor of Science degree from the University of Washington and a Juris Doctorate degree from University of California, Hastings College of Law, and is licensed to practice before the State Courts and the U.S. District Courts.
Scott A. Petterson Vice President and Corporate Controller	44	Mr. Petterson has served as our Corporate Controller since July 2000. From June 1998 to July 2000, he served as Manager of Internal Audit for the Pittston Company, a diversified holding company in the freight, security and cash management industries. Prior to that, Mr. Petterson served as the Director of Internal Audit for Regency Health Services, a healthcare provider. Mr. Petterson graduated from the University of California at Santa Barbara with a Bachelor of Arts degree in Business Economics with a special emphasis in Accounting. He is a Certified Public Accountant in California and a member of the American Institute of Public Accountants.
Roy Reeves Vice President of Marketing	41	Mr. Reeves has served as our Vice President of Marketing since December 2000. From September 1997 to December 2000, Mr. Reeves served as Vice President of Sales & Marketing at CSA, Inc., now called PrepStar, an athletic trade magazine publisher. Prior to that, Mr. Reeves served as General Manager for the Interactive Media Division of High Technology Solutions, Inc. (“HTS”), and as President and Chief Executive Officer of TouchMedia, Inc., a multimedia company he founded and sold to HTS. Mr. Reeves obtained a Bachelor of Science degree in Business Administration with an emphasis in Marketing from the University of Southern California.

Name and Position	Age	Principal Occupation and Other Information

Linda Guckert Vice President of Information Technology	53	Ms. Guckert has served as our Vice President of Information Technology since December 2001. From 1982 to December 2001, Ms. Guckert served as a project manager for Symcas, a technology-consulting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      With the exception of Joseph P. Saline, Jr., one of the Company’s directors, who, to our knowledge has yet to file a Form 3 indicating his initial ownership of shares of our Common Stock, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Compensation of the Company’s Directors

      Directors who also are our employees are not paid any fees or remuneration, as such, for their service on the Board of Directors or on any Board committee.

      Cash Compensation. Each non-employee (outside) director is paid a quarterly retainer in the amount of $6,250 and a fee of $500 for each Board Meeting which the Board member attends. Directors who serve on Board Committees (other than the chairman of such committee) are paid $300 for each committee meeting the Board member attends. Committee Chairpersons are paid $500 for each such committee meeting the Chairperson attends.

      Stock Options. In connection with their election to our Board, Mr. Perkins, Ms. Jonas and Mr. Goodman each are entitled to receive an annual grant of options to purchase up to 50,000 shares of our common stock at an exercise price set by the Company from time to time.

Compensation of the Company’s Executive Officers

      The Company is required by the SEC to disclose compensation paid by the Company during the last three fiscal years to (a) the Company’s Chief Executive Officer; (b) the Company’s four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2002; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer of the Company at the end of fiscal 2002; provided, however, that no disclosure need be provided for any executive officer, other than the Chief Executive Officer, whose total annual salary and bonus does not exceed $100,000.

      Accordingly, the following sections disclose information regarding compensation paid by the Company during the last three fiscal years to (a) Mr. Carter, the Company’s Chief Executive Officer; and (b) Richard Paulsen, James L. Oliver, John A. Barthrop, and Scott A. Petterson, the four most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2002 and whose salary and bonus exceeded $100,000. All of these officers are referred to in this Proxy

Statement as the “Named Executive Officers.” The Company first became a reporting Company pursuant to Section 13(a) of the Exchange Act during Fiscal 2002.

Summary Compensation Table

      The following table sets forth for each of the past three fiscal years, all compensation received for services rendered in all capacities by the Named Executive Officers.

						Long Term Compensation

	Annual Compensation					Awards	Payouts

				(e)			(g)
				Other		(f)	Securities		(i)
	(b)			Annual		Restricted	Underlying	(h)	All Other
(a)	Fiscal	(c)	(d)	Compen-		Stock	Options/	LTIP	Compen-
Name and Principal Position	Year	Salary	Bonus(1)	sation		Award(s)	SARs	Payouts	sation

Ian Carter	2002	$314,988	$495,000	$62,553	(2)	—	300,000	—	—
Chief Executive Officer	2001	297,975	100,000	36,241	(2)	—	300,000	—	—
	2000	214,844	—	10,167	(2)	—	3,300,000	—	—
Richard Paulsen	2002	310,000	140,000	22,046	(3)	—	—	—	—
Chief Operating Officer	2001	245,534	50,000	5,647	(3)	—	900,000	—	—
	2000	36,250	—	—		—	—	—	—
John Barthrop	2002	182,016	55,500	16,203	(4)	—	—	—	—
General Counsel	2001	145,366	40,000	10,406	(4)	—	500,000	—	—
	2000	100,674	—	877	(4)	—	—	—	—
James L. Oliver	2002	171,000	89,813	19,996	(5)	—	—	—	—
Chief Financial Officer	2001	138,208	40,000	12,166	(5)	—	500,000	—	—
	2000	76,058	—	2,800	(5)	—	—	—	—
Scott A. Petterson	2002	119,577	45,000	9,619	(6)	—	—	—	—
Vice President and Corporate Controller	2001	98,798	15,000	5,730	(6)	—	150,000	—	—
	2000	—	—	—		—	—	—	—

(1)	Bonus compensation is determined pursuant to employment contracts and/or by the Compensation Committee and is generally based upon performance measured on a calendar year basis.

(2)	For Mr. Carter, the amount attributable to perquisites in Fiscal 2002 consists of an automobile allowance of $15,600, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $46,953. The amount attributable to perquisites in Fiscal 2001 consists of an automobile allowance of $15,600, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $20,641. The amount attributable to perquisites in Fiscal 2000 consists of an automobile allowance of $7,800, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $2,367.

(3)	For Mr. Paulsen, the amount attributable to perquisites in Fiscal 2002 consists of an automobile allowance of $9,600, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $12,446. The amount attributable to perquisites in Fiscal 2001 consists of an automobile allowance of $2,865, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $2,792.

(4)	For Mr. Barthrop, the amount attributable to perquisites in Fiscal 2002 consists of an automobile allowance of $7,200, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $9,003. The amount attributable to perquisites in Fiscal 2001 consists of an automobile allowance of $4,800, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $5,606. The amount attributable to perquisites in Fiscal 2000 consists of reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $877.

(5)	For Mr. Oliver, the amount attributable to perquisites in Fiscal 2002 consists of an automobile allowance of $8,600, and reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $11,396. The amount attributable to perquisites in Fiscal 2001 consists of an automobile allowance of $4,800, and reimbursement for medical expenses (including gross up payments

(Footnotes continue on the following page.)

to pay income taxes on reimbursements) of $7,366. The amount attributable to perquisites in Fiscal 2000 consists of an automobile allowance of $2,800.

(6)	For Mr. Petterson, the amount attributable to perquisites in Fiscal 2002 consists of reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $9,619. The amount attributable to perquisites in Fiscal 2001 consists of reimbursement for medical expenses (including gross up payments to pay income taxes on reimbursements) of $5,730.

Stock Option Grants.

      The following table shows stock option grants to the Named Executive Officers during fiscal 2002.

Option/SAR Grants in Last Fiscal Year

Potential
Realizable Value
	Number of	Percentage			At Assumed Annual
	Securities	of Total			Rates of Stock
	Underlying	Options/SARs	Exercise or		Price Appreciation
	Options/SARs	Granted to	Base		for Option Term(1)
	Granted	Employees in	Price	Expiration
Name	(#)	Fiscal Year	($/sh)	Date	5%($)	10%($)

Ian Carter	300,000(2)	100.0%	$2.50	01/01/10	$358,092	$857,692
James L. Oliver	—	—	—	—	—	—
John A. Barthrop	—	—	—	—	—	—
Richard Paulsen	—	—	—	—	—	—
Scott A. Petterson	—	—	—	—	—	—

(1)	The Company is required by the SEC to use 5% and 10% assumed rate of appreciation over the ten year option term. This does not represent the Company’s estimate or projection of the future Common Stock price. If the Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

(2)	These options were granted pursuant to the terms of Mr. Carter’s employment agreement, which provides for the granting of options to purchase up to 300,000 shares of the Company’s Common Stock each January from 2001 through 2004 upon meeting or exceeding the Company’s financial performance objectives as set forth in its business plan. The Company exceeded the applicable performance goals by at least 10% in 2001, entitling Mr. Carter to an option to purchase 300,000 shares of the Company’s Common Stock. These options were fully vested on the date of grant.

Option Exercises/ Fiscal Year End Value.

      The following table shows stock option exercises and the value of unexercised stock options held by the Named Executive Officers during fiscal 2002.

Aggregated Option/ SAR Exercises in Last Fiscal Year

and FY-End Option/ SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs at		Options/SARs at
		Value	Fiscal Year-End(#)		Fiscal Year-End($)(1)
	Shares Acquired	Realized
Name	on Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Ian B. Carter	—	—	2,350,000	1,550,000	$297,000	—
Richard Paulsen	—	—	450,000	450,000	—	—
John A. Barthrop	—	—	298,000	250,000	$86,880	—
James L. Oliver	—	—	250,000	250,000	—	—
Scott A. Petterson	—	—	100,000	100,000	—	—

(Footnotes continue on the following page.)

(Footnote from the preceding page.)

(1)	Represents the positive difference between the Company valuation of $1.86 per share of Common Stock as of July 31, 2002 and the exercise price of the options. There is no market value for the Common Stock. This valuation was made by the Company for accounting and financial reporting purposes and does not reflect actual transactions.

Employment Contracts and Change of Control Agreements

      Ian B. Carter. Mr. Carter serves as Chairman and Chief Executive Officer of the Company pursuant to an employment agreement originally entered into on January 1, 2000, as amended and restated on November 1, 2000. The agreement provides for Mr. Carter’s employment through January 31, 2005.

      Mr. Carter is entitled to a minimum base salary of $275,000 for the first year of his employment, with annual increases of $50,000 per year for each of the first four years, followed by a $75,000 increase for the fifth year of the contract. In addition, Mr. Carter is entitled to receive a bonus of $100,000 and any additional discretionary cash bonus based on the Company’s results of operation. In addition, Mr. Carter’s base salary may be increased from time-to-time by the Board of Directors. Under his employment agreement, Mr. Carter is eligible to earn options to purchase, in the aggregate, up to 3,600,000 shares of the Company’s common stock on the terms and subject to the conditions described under the heading “Stock Options Granted to Company’s Chairman and Chief Executive Office and Related Stock-based Compensation” in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

      If during the term of the agreement, Mr. Carter is terminated, leaves, or is replaced as a result of: (a) all or substantially all of the assets of the Company or more than fifty percent (50%) of the issued and outstanding voting shares of the Company being acquired by any one person or entity not then affiliated with the Company; (b) control of the Company being taken over by a group of shareholders when no significant change of ownership has taken place; or (c) a merger, acquisition, strategic alliance or any other event that could bring substantial capital into the Company, the Company will pay Mr. Carter an amount equal to eight times the annual base salary due him plus the amount of taxes payable by Mr. Carter. In such events, Mr. Carter has the right to require the Company to repurchase all of his stock and all stock options referenced in his agreement, whether earned or unearned, at a value two times the then aggregate price value of the Company’s stock.

      The Company may terminate Mr. Carter’s employment upon Mr. Carter’s death, total disability, or for cause. Upon a termination for death or total disability, the Company will continue to pay Mr. Carter for a period of one year thereafter or until expiration of the term of the agreement, whichever occurs first, his then current base salary and bonus. “For cause” is limited to a conviction, entry of plea of guilty or nolo contendere for any felony that would materially and adversely interfere with his ability to perform his services of his employment. In the event of a termination for cause, Mr. Carter is entitled to receive all compensation and benefits payable to him through the date of termination.

      Mr. Carter may terminate his employment only upon (a) the sale of all or substantially all of the Company’s assets to a person unaffiliated with the Company or the occurrence of a change of control without Mr. Carter’s consent or (b) the Company’s material breach of the agreement. In the case of a termination resulting from a sale of assets or change of control, Mr. Carter is entitled to receive a payment equal to eight times his then current base salary. In the case of termination due to the Company’s material breach of contract, Mr. Carter is entitled to receive a payment equal to the monetary value of all of the compensation and benefits payable to him for the remainder of the term.

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

      Mr. Paulsen will receive a base salary according to the following schedule, subject to increases which the Chief Executive Officer and the Compensation Committee may grant from time to time: $275,000 for the first twelve months of his employment, $325,000 for the second twelve months, $375,000 for the third twelve months and $425,000 per annum thereafter. Mr. Paulsen will be entitled to an annual cash bonus of $75,000 for calendar years 2001 and 2002, and $100,000 thereafter based upon the number of meters then under contract.

      If during the term of the agreement there is a change in control, then the Company will pay Mr. Paulsen a cash bonus equal to the sum of eight times his then annual base salary plus the amount of certain applicable taxes payable by him. Mr. Paulsen has the right to require the Company to repurchase all of his stock and all stock options referenced in his agreement, whether earned or unearned, at a value two times the then aggregate price value of the Company’s stock, not to exceed $10.00 per share.

      The agreement will terminate upon the occurrence of any of the following: Mr. Paulsen’s death, total disability, material breach of the agreement or fiduciary duty by Mr. Paulsen or written notice of Mr. Paulsen’s decision to terminate his employment. If Mr. Paulsen’s employment is terminated in any of the reasons described above, he will be entitled to receive the base salary and benefits earned through the date of termination. If Mr. Paulsen’s employment is terminated for any other reason, then he will be entitled to receive (a) his base salary and benefits earned through the date of termination and (b) an amount equal to one and one-half times his then current annual base salary.

      James L. Oliver. Mr. Oliver serves as Chief Financial Officer of the Company pursuant to an employment agreement entered into on November 1, 2000. The agreement provides for Mr. Oliver’s employment through December 31, 2004.

      Mr. Oliver will receive a base salary according to the following schedule, subject to increases which the Chief Executive Officer and the Compensation Committee may grant from time to time: $150,000 for the first twelve months of his employment, $180,000 for the second twelve months, $210,000 for the third twelve months and $240,000 per annum thereafter. Mr. Oliver will be paid an annual cash bonus of 30% of his then current annual salary provided that the Company has met or exceeded the projections in its annual business plan or as the board of directors deems appropriate.

      If during the term of the agreement there is a change in control, as defined in the agreement, then the Company will pay Mr. Oliver a cash bonus equal to the sum of four times Mr. Oliver’s then current annual base salary plus the amount of certain taxes payable by Mr. Oliver. In the event of a sale of assets or any change of control as defined therein, Mr. Oliver shall have the right to require the Company to repurchase all of his stock and stock options, then earned or to be earned, at two times the then aggregate price value of the Company’s stock not to exceed $10.00 per share.

      The agreement will terminate upon the occurrence of any of the following: Mr. Oliver’s death, total disability, material breach of the agreement or fiduciary duty by Mr. Oliver or written notice of Mr. Oliver’s decision to terminate his employment. If Mr. Oliver’s employment is terminated in any of the manners described above, he will be entitled to receive the base salary and benefits earned through the date of termination. If Mr. Oliver’s employment is terminated for any other reason, then he will be entitled to receive (a) his base salary and benefits earned through the date of termination and (b) an amount equal to one and one-half times his then current annual base salary.

      John A. Barthrop. Mr. Barthrop serves as Chief Legal Officer of the Company pursuant to an employment agreement dated on November 1, 2000. The agreement provides for Mr. Barthrop’s employment through December 31, 2004.

      Mr. Barthrop will receive a base salary according to the following schedule, subject to possible increases which the Chief Executive Officer and the Compensation Committee may grant from time to time: $160,000 for the first twelve months of his employment, $185,000 for the second twelve months, $210,000 for the third twelve months and $240,000 per annum thereafter. Mr. Barthrop will be paid an annual cash bonus of 30% of his then current annual salary provided that the Company has met or exceeded the projections in its annual business plan or as the Board of Directors deems appropriate.

      If during the term of the agreement there is a change in control, as defined in the agreement, then the Company will pay Mr. Barthrop a cash bonus equal to the sum of four times Mr. Barthrop’s then current annual base salary plus the amount of certain taxes payable by Mr. Barthrop.

      The agreement will terminate upon the occurrence of any of the following: Mr. Barthrop’s death, total disability, material breach of the agreement or fiduciary duty by Mr. Barthrop or written notice of Mr. Barthrop’s decision to terminate his employment. If Mr. Barthrop’s employment is terminated in any of the manners described above, he will be entitled to receive his base salary and benefits earned through the date of termination. If Mr. Barthrop’s employment is terminated for any other reason, then he will be entitled to receive (a) the base salary and benefits earned through the date of termination and (b) an amount equal to one and one-half times his then current annual base salary.

      Pursuant to the employment agreements dated November 1, 2000, Messrs. Paulsen, Barthrop and Oliver, have been or granted option to purchase an aggregate of 900,000, 500,000 and 500,000 shares, respectively, of the Company’s Common Stock. The options will have a three-year vesting period and an exercise price of $2.75 a share. All of the options will expire on November 1, 2007.

      Scott A. Petterson. We have entered into a Change of Control Agreement dated November 1, 2000 with Scott A. Petterson, our Vice President and Corporate Controller. If during the term of the agreement there is a change in control, as defined in the agreement, then the Company will pay Mr. Petterson a cash bonus equal to Mr. Petterson’s then current annual base salary. In the event of a sale of assets of any change of control as defined therein, Mr. Petterson shall have the right to require the Company to repurchase all of his stock and stock options, then earned or to be earned, at two times the then aggregate price of the Company’s stock.

Compensation Committee Interlocks and Insider Participation

      Executive compensation is determined by a Compensation Committee elected by our Board of Directors. The Compensation Committee is currently comprised of: Robert Perkins, Craig Goodman and Junona Jonas. The Compensation Committee was formed by the Board in September 1999, and both Mr. Perkins and Mr. Carter were appointed to the Compensation Committee in December 1999. Mr. Goodman and Ms. Jonas were appointed in January 2002 and replaced Mr. Gates (a former board member), and Mr. Carter on the Compensation Committee. The Compensation Committee meets periodically or on an as needed basis and decides compensation structure and amounts on the basis of comparable executive compensation structures and amounts as established by a peer group of companies, our performance and other factors as may be determined to be useful in making such determination by the Compensation Committee. None of the current Compensation Committee members are or has been an officer or employee of Commonwealth Energy Corporation. Prior to his replacement on the compensation committee, Mr. Carter recused himself on compensation issues relating to himself. No member of the Compensation Committee is or has been a director or member of the compensation committee of another entity, one of whose executive officers serves or has served on our Compensation Committee. In addition, no member of the Compensation Committee is or has been the member of a compensation committee of another entity, one of whose executive officers is or has been a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table contains certain information as of the Record Date regarding all persons who were the beneficial owners of more than 5% of the outstanding shares of Common Stock, each of the directors of the Company, each nominee for election to become a director, each of the executive officers named in the Summary Compensation Table set forth below under the caption “Compensation of Executive Officers” (we refer to all these officers as the “Named Executive Officers”) and all directors and executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the Securities and Exchange Commission, or based upon the actual knowledge of the Company.

	Common Stock				Series A Convertible Preferred Stock

	Amount and Nature of				Amount and Nature of
	Beneficial Ownership(1)				Beneficial Ownership(1)

	Number of				Number of
	Shares	Right to		Percent of	Shares			Percent of
Name	Owned(2)	Acquire(3)		Class	Owned(2)		Right to Acquire	Class(4)

Principal Stockholders:
Ian B. Carter	50,000	2,350,000		8.1%	—		—	—
Joseph P. Saline, Jr.	—	704,000	(5)	2.6%	352,000	(6)	—	35.2%
Directors and Named Executive Officers:
Ian B. Carter	50,000	2,350,000		8.1%	—		—	—
Craig G. Goodman	—	—		—	—		—	—
Junona A. Jonas	—	50,000		*	—		—	—
Robert C. Perkins	177,000	75,000	(7)	1.3%	25,000		—	2.5%
William J. Popejoy
Joseph P. Saline, Jr.	—	704,000	(5)	2.6%	352,000	(6)	—	35.2%
Eugene Sullivan	—	—		—	—		—	—
Richard Paulsen	—	450,000		1.7%	—		—	—
John A. Barthrop	2,000	298,000		1.1%	—		—	—
James L. Oliver	—	250,000		*	—		—	—
Scott A. Petterson	—	125,000		*	—		—	—
All Directors and Executive Officers as a group (12 persons)	229,000	4,402,000	(8)	14.3%	377,000	(9)	—	37.7%

*	Indicates beneficial ownership of less than 1% of the issued and outstanding class of securities.

(1)	Subject to applicable community property and similar statutes.

(2)	Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.

(3)	Represents shares of Common Stock issuable upon exercise of stock options or upon conversion of other convertible securities held by such persons that are exercisable within 60 days of October 18, 2002.

(4)	The number of shares of preferred stock outstanding used in calculating the percentage for each listed person includes 226,000 disputed shares of preferred stock that Mr. Saline claims to own that are not reflected as outstanding in our records. See footnote (6) to the table below and “Item 3 — Legal Proceedings.”

(5)	Represents shares of common stock issuable upon the disputed shares of preferred stock that Mr. Saline claims to own, assuming a two-for-one conversion ratio. See footnote (6) below. The Certificate of Determination relating to the Company’s Series A Convertible Preferred Stock provides for one-for-one voting and conversion rights. The Superior Court of the State of California for the County of Orange has issued a preliminary injunction requiring Commonwealth to recognize Mr. Saline’s ownership of

(footnotes continued from the following page.)

352,000 shares of preferred stock with two-for-one voting and conversion rights pending final resolution of the matter. See “Item 3 — Legal Proceedings.” Under the rules of Securities and Exchange Commission, Mr. Saline is deemed to be the beneficial owner of these shares because, pursuant to the court order, he has the power to vote these shares.

(6)	Represents disputed shares of stock that Mr. Saline claims to own. Our position is that Mr. Saline does not beneficially own any shares of our capital stock. The shares listed in the table consist of shares that Mr. Saline claims (a) are owned by him and (b) are shares of preferred stock with two-for-one voting and conversion rights. Of the listed shares, 126,000 shares represent outstanding preferred stock held of record by a third party that Mr. Saline claims to have purchased; and 126,000 represent shares of outstanding common stock held of record by a third party that Mr. Saline claims to have purchased (and further claims should be considered preferred stock). The remaining shares are not reflected as outstanding on our books. Mr. Saline has filed a lawsuit against us seeking to require us to recognize his alleged ownership of these disputed shares. The Superior Court for the County of Orange has issued a preliminary injunction requiring Commonwealth to recognize Saline’s ownership of 352,000 shares of preferred stock with two-for-one voting and conversion rights pending final resolution of the matter. We are vigorously contesting the underlying lawsuit. See “Item 3 — Legal Proceedings.” Under the rules of the Securities and Exchange Commission, Mr. Saline is deemed to be the beneficial owner of these shares because, pursuant to the court order, he has the power to vote these shares.

(7)	Includes 25,000 shares of common stock issuable upon conversion of shares of Series A Convertible Preferred Stock held by Mr. Perkins at a ratio of one-for-one.

(8)	Includes the shares of common stock issuable upon conversion of the disputed shares of preferred stock that Mr. Saline claims to own, assuming a two-for-one conversion ratio. See footnote (5) above.

(9)	Includes the disputed shares of preferred stock that Mr. Saline claims to own. See footnote (6) above.

Equity Compensation Plan Information

      Our 1999 Equity Incentive Plan has been approved by our shareholders. We do not have any equity compensation plans other than the 1999 Equity Incentive Plan approved by our shareholders, with the exception of one-time grants of warrants or options made by the our Board of Directors from time to time.

      The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2002.

	(a)	(b)	(c)

Number of Securities
	Number of		Remaining Available for Future
	Securities to be		Issuance Under
	Issued Upon Exercise	Weighted-Average	Equity Compensation Plans
	of Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected
Plan Category	and Rights	Warrants and Rights	in Column (a))

Equity compensation plans approved by security Holders	2,904,500 (1)	$2.73	4,095,500 (2)
Equity compensation plans not approved by security holders	7,585,731 (3)	$1.47	—

Total	10,490,231	$1.82	4,095,500

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the 1999 Equity Incentive Plan. Excludes outstanding options to purchase 3,900,000 shares of common stock with respect to which the documentation is inconclusive as to whether the options were granted pursuant to the 1999 Equity Incentive Plan. The Company is in the process of analyzing the documentation in order to make a definitive determination as to whether such options were granted pursuant to the 1999 Equity Incentive Plan.

(footnotes continued on the following page.)

(footnotes continued from the following page.)

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the 1999 Equity Incentive Plan. Excludes outstanding options to purchase 3,900,000 shares of common stock with respect to which the documentation is inconclusive as to whether the options were granted pursuant to the 1999 Equity Incentive Plan. The Company is in the process of analyzing the documentation in order to make a definitive determination as to whether such options were granted pursuant to the 1999 Equity Incentive Plan.

(3)	Represents stock options granted by our Board of Directors to various employees, directors and consultants pursuant to stand-alone agreements and not pursuant to any plan. Includes outstanding options to purchase 3,900,000 shares of common stock with respect to which the documentation is inconclusive as to whether the options were granted pursuant to our 1999 Equity Incentive Plan. The Company is in the process of analyzing the documentation in order to make a definitive determination as to whether such options were granted pursuant to the 1999 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions

      On November 9, 2001, we entered into an agreement with Technical Service Group, Inc., doing business as Symcas-TSG (“Symcas”) for the right to hire employees of, or independent contractors to, Symcas. Additionally, as part of the same agreement, Symcas transferred, interest in and to all of the software that Symcas has developed for us. The agreement prohibits Symcas and its affiliates from developing any computer software for use in the natural gas or electricity industries that are similar to this software for a period of two years. Symcas previously performed substantially all of our software development, information technology support and maintenance, and procurement of hardware and software. We continue to utilize Symcas on a limited basis for our IT maintenance. In the fiscal year ended July 31, 2002, we paid to Symcas a total of $2,090,929. On December 15, 2001, after the close of agreement with Symcas, we hired Linda Guckert, an employee and officer of Symcas, to be our Vice President of Information Technology.

Item 14. Controls and Procedures

      Not applicable.

PART IV

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements:

      (a)(2) Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

      (c) Exhibits. The following exhibits are attached hereto, as required by Item 601 of Regulation S-K:

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
3.4	Bylaws of Commonwealth Energy Corporation, as amended
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom(1)
10.2	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.3	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen(2)
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver(2)
10.5	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop(2)
10.6	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees(1)
10.7	Change of Control Agreement dated November 1, 2000 between Commonwealth Energy Corporation and Scott A. Petterson

Exhibit
Number	Title of Exhibit

Other Material Contracts
10.8	Power Purchase Agreement dated July 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(3)
10.9	First Amendment to Power Purchase Agreement dated as of July 29, 1999(3)
10.10	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(4)
10.11	Loan and Security Agreement dated June 28, 2000 between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit(1)
10.12	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit(1)
10.13	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.14	PECO Energy Company Confirmation Agreement dated January 30, 2001(1)
10.15	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)
10.16	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.17	Standard Sublease Dated November 12, 1998, Between Kurt Busch And Commonwealth Energy Corporation, For Property Located At 15991 Redhill Avenue, Suite 200, Tustin, California(1)
10.18	Amendment Number 6 to lease by and between Warner/ Redhill Associates and Frederick Michael Bloom(2)
10.19	Commonwealth vs. Bloom Settlement Agreement Terms dated August 10, 2001(5)
10.20	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(4)
10.21	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(4)
10.22	Confirmation Letter dated May 23, 2002 between Commonwealth Energy Corporation and Reliant Energy Services, Inc.†
10.23	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002†
10.24	Confirmation of Multi-Block Electric Power Transaction between Commonwealth Energy Corporation and TransAlta Energy Marketing (U.S.) Inc. dated March 1, 2002†
10.25	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P.
21.1	Subsidiaries of the Registrant(1)
99.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

(3)	Each of these exhibits is incorporated by reference to Commonwealth Energy Corporation’s Form 10/A filed with the Securities and Exchange Commission on June 10, 2002.

(4)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on April 10, 2002 (File No. 000-33069).

(5)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10-Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2002	COMMONWEALTH ENERGY CORPORATION
By: /s/ IAN B. CARTER
	O	-------------------------------------------- Ian B. Carter Chairman of the Board and Chief Executive fficer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN B. CARTER Ian B. Carter	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	October 28, 2002

/s/ JAMES L. OLIVER James L. Oliver	Chief Financial Officer (Principal Financial Officer)	October 28, 2002

/s/ SCOTT A. PETTERSON Scott A. Petterson	Vice President — Finance and Controller (Principal Accounting Officer)	October 28, 2002

/s/ CRAIG G. GOODMAN Craig G. Goodman	Director	October 28, 2002

/s/ JUNONA A. JONES Junona A. Jones	Director	October 28, 2002

/s/ ROBERT C. PERKINS Robert C. Perkins	Director	October 28, 2002

William J. Popejoy	Director

/s/ JOSEPH P. SALINE, JR. Joseph P. Saline, Jr.	Director	October 28, 2002

/s/ EUGENE R. SULLIVAN Eugene R. Sullivan	Director	October 28, 2002

CERTIFICATIONS

      I, Ian B. Carter, certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By: /s/ IAN B. CARTER Ian B. Carter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: October 28, 2002

      I, James L. Oliver, certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By: /s/ JAMES L. OLIVER James L. Oliver Chief Financial Officer (Principal Financial Officer)

Dated: October 28, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Commonwealth Energy Corporation

      We have audited the accompanying consolidated balance sheets of Commonwealth Energy Corporation as of July 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Energy Corporation at July 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California

September 27, 2002

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31,

	2001	2002

Current assets:
Cash and cash equivalents	$41,114,046	$43,042,229
Accounts receivable:
Billed	16,818,659	15,364,735
Unbilled	3,338,172	8,512,982
Green power credits	1,176,611	—

	21,333,442	23,877,717
Less allowance for doubtful accounts	(3,946,388)	(2,537,846)

Net accounts receivable	17,387,054	21,339,871
Prepaid income taxes	2,109,997	1,920,688
Deferred tax asset	6,607,711	1,850,353
Prepaid expenses and other current assets	3,943,625	3,965,302

Total current assets	71,162,433	72,118,443
Property and equipment, net	3,606,078	3,912,094
Restricted cash	28,242,911	14,185,961
Investments	—	7,452,397
Other assets:
Intangible assets	945,000	1,069,928
Deposits and notes receivable	388,466	371,282
Deferred tax asset	2,671,058	2,118,481

Total other assets	4,004,524	3,559,691

Total assets	$107,015,946	$101,228,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,404,851	$8,968,289
Notes payable under line of credit	3,888,072	—
Other current liabilities	7,685,954	4,308,084

Total current liabilities	20,978,877	13,276,373
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock — 10,000,000 shares authorized with no par value; 862,500 and 775,000 shares issued and outstanding in 2001 and 2002, respectively	842,112	819,971
Common stock — 50,000,000 shares authorized with no par value; 29,360,363 and 27,334,032 shares issued and outstanding in 2001 and 2002, respectively	60,304,847	57,148,272
Retained earnings	24,890,110	29,983,970

Total shareholders’ equity	86,037,069	87,952,213

Total liabilities and shareholders’ equity	$107,015,946	$101,228,586

See Notes to Consolidated Financial Statements.

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,

	2000	2001	2002

Retail energy sales	$87,320,533	$99,981,187	$96,959,861
Wholesale energy sales	—	79,303,586	18,757,553

Net energy sales	87,320,533	179,284,773	115,717,414
Green power credits	12,303,794	3,978,989	2,050,856

Net revenue	99,624,327	183,263,762	117,768,270
Direct energy costs	86,731,876	76,615,138	86,197,559

Gross margin	12,892,451	106,648,624	31,570,711
Selling and marketing expenses	6,211,360	3,597,001	3,509,830
General and administrative expenses	15,380,674	21,183,396	20,293,121
Stock-based compensation charges	445,277	1,080,000	(742,500)

Income (loss) from operations	(9,144,860)	80,788,227	8,510,260
Interest income	586,479	2,319,628	1,309,354
Interest expense	(87,708)	(726,446)	(369,760)
Loss in equity investments	—	—	(160,000)

Income (loss) before provision for income taxes	(8,646,089)	82,381,409	9,289,854
Provision for income taxes	—	21,851,992	4,125,440

Net income (loss)	$(8,646,089)	$60,529,417	$5,164,414

Net income (loss) per common share (2000 restated — Note 1):
Basic	$(.30)	$2.06	$.19

Diluted	$(.30)	$1.77	$.16

Stock-based compensation charges (credits) relate to the following:
Selling and marketing expenses	$423,500	$—	$—
General and administrative expenses	21,777	1,080,000	(742,500)

	$445,277	$1,080,000	$(742,500)

See Notes to Consolidated Financial Statements.

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Convertible		Retained
	Common Stock			Preferred Stock		Earnings
						(Accumulated
	Shares		Amount	Shares	Amount	Deficit)	Total

Balance at July 31, 1999	26,755,221	(A)	$45,758,101	939,000	$969,602	$(26,827,660)	$19,900,043
Proceeds from sales of common stock, net of issuance costs of $1,828,665	2,185,537		12,020,356	—	—	—	12,020,356
Stock options granted included in issuance costs	—		31,500	—	—	—	31,500
Exercise of stock options	392,406		70,115	—	—	—	70,115
Compensation charge related to stock options granted (including $414,800 of severance costs)	—		436,577	—	—	—	436,577
Transfer of common stock from founder to officer	—		423,500	—	—	—	423,500
Cumulative unpaid dividends on convertible preferred stock	—		—	—	84,370	(84,370)	—
Net loss and comprehensive loss	—		—	—	—	(8,646,089)	(8,646,089)

Balance at July 31, 2000	29,333,164	(A)	58,740,149	939,000	1,053,972	(35,558,119)	24,236,002
Exercise of stock options	103,699		5,678	—	—	—	5,678
Compensation charge related to settlement of employee stock option disputes	—		139,725	—	—	—	139,725
Compensation charge related to performance-based stock options	—		1,080,000	—	—	—	1,080,000
Income tax benefits arising from exercise of stock options	—		339,295	—	—	—	339,295
Cumulative unpaid dividends on convertible preferred stock	—		—	—	81,188	(81,188)	—
Payment of dividends on preferred stock	—		—	—	(216,548)	—	(216,548)
Repurchase of preferred stock	(76,500)		—	(76,500)	(76,500)	—	(76,500)
Net income and comprehensive income	—		—	—	—	60,529,417	60,529,417

Balance at July 31, 2001	29,360,363		60,304,847	862,500	842,112	24,890,110	86,037,069
Exercise of stock options	64,829		26,630	—	—	—	26,630
Compensation charge related to settlement of employee stock option disputes	—		2,500	—	—	—	2,500
Compensation charge related to performance-based stock options	—		(742,500)	—	—	—	(742,500)
Repurchase of founder’s shares	(1,175,160)		(2,400,000)	—	—	—	(2,400,000)
Cancellation and return of founder’s accommodation shares	(828,500)		—	—	—	—	—
Income tax benefits arising from exercise of stock options	—		(43,205)	—	—	—	(43,205)
Cumulative unpaid dividends on convertible preferred stock	—		—	—	70,554	(70,554)	—
Payment of dividends on preferred stock	—		—	—	(30,195)	—	(30,195)
Repurchase of preferred stock	(87,500)		—	(87,500)	(62,500)	—	(62,500)
Net income and comprehensive income	—		—	—	—	5,164,414	5,164,414

Balance at July 31, 2002	27,334,032		$57,148,272	775,000	$819,971	$29,983,970	$87,952,213

(A)	Restated as described in Note 1.

See Notes to Consolidated Financial Statements.

COMMONWEALTH ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,

	2000	2001	2002

Cash Flows From Operating Activities
Net income (loss)	$(8,646,089)	$60,529,417	$5,164,414
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	687,125	860,726	1,308,827
Amortization	52,500	52,500	52,500
Provision for doubtful accounts	846,075	4,666,126	(2,313,451)
Stock-based compensation charges	445,277	1,080,000	(742,500)
Fair value of stock options issued for services received	—	—	—
Fair value of stock options issued as severance costs	414,800	—	—
Income tax benefits arising from exercise of stock options	—	339,295	(43,205)
Deferred income taxes	—	(9,278,769)	5,309,935
Changes in operating assets and liabilities:
Billed accounts receivable	(9,278,406)	(1,529,354)	1,502,805
Unbilled accounts receivable	(3,919,039)	2,994,924	(5,174,810)
Green power credits receivable	269,077	1,629,897	1,176,611
Prepaid expenses and other assets	(13,714)	(4,674,414)	184,815
Accounts payable	2,809,368	1,256,003	419,467
Other current liabilities	1,305,141	3,901,596	(3,377,870)

Net cash provided by (used in) operating activities	(15,027,885)	61,827,947	3,467,538
Cash Flows From Investing Activities
Purchases of property and equipment	(1,760,064)	(1,149,927)	(1,614,843)
Purchase of intangible assets	—	—	(177,428)
Summit Energy investments	—	—	(7,452,397)

Net cash used in investing activities	(1,760,064)	(1,149,927)	(9,244,668)
Cash Flows From Financing Activities
Borrowings under (repayments of) line of credit	5,281,272	(1,393,200)	(3,888,072)
Decrease (increase) in restricted cash	(2,740,139)	(22,096,572)	14,056,950
Proceeds from sales of common stock	12,051,856	—	—
Repurchase of founder’s common stock	—	—	(2,400,000)
Repurchase of preferred stock	—	(76,500)	(62,500)
Dividends paid on preferred stock	—	(216,548)	(30,195)
Net cash used in settlement of employee stock option dispute	—	—	2,500
Proceeds from exercises of stock options	70,115	5,678	26,630

Net cash provided by (used in) financing activities	14,663,104	(23,777,142)	7,705,313

Increase (decrease) in cash and cash equivalents	(2,124,845)	36,900,878	1,928,183
Cash and cash equivalents at beginning of year	6,338,013	4,213,168	41,114,046

Cash and cash equivalents at end of year	$4,213,168	$41,114,046	$43,042,229

Cash paid for:
Interest	$87,708	$726,446	$369,761
Income taxes	—	32,900,800	—

See Notes to Consolidated Financial Statements.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2002

 1. Summary of Significant Accounting Policies

Description of Business

      Commonwealth Energy Corporation (the “Company”) was incorporated on August 15, 1997. The Company’s primary business has been the sale of electric power to retail customers in California and, beginning in January 2000, in Pennsylvania and, beginning in August 2000, the sale of electric power to wholesale customers in California and Pennsylvania. The Company is licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer, by California as an Electric Service Provider and by Pennsylvania as an Electric Generation Supplier. The Company plans to enter new deregulated electric power markets in the future.

      The electric power sold by the Company to its retail customers is delivered to the Company’s customers by incumbent utilities that are called Utility Distribution Companies (“UDCs”) in California and Electric Distribution Companies (“EDCs”) in Pennsylvania, which measure electric power usage by the Company’s customers and bill the customers on behalf of the Company. There are three UDCs in California and one EDC in Pennsylvania, which conduct these activities on behalf of the Company.

      The Company’s operations have been in one reportable segment, the domestic electricity distribution industry.

Basis of Presentation

      The consolidated financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries and Summit Energy Ventures, LLC (“Summit”). All inter-company transactions have been eliminated in consolidation.

Adjustment of Number of Outstanding Common Shares and Restatement of Per Share Information

      As more fully discussed in Note 11, the Company disputed whether certain shares of its common stock issued to its founder were validly issued. Litigation ensued between the Company and its founder regarding this and other matters. A settlement of this litigation was approved by the court having jurisdiction over the case on August 15, 2001 and stipulated that 4,720,000 of the founder’s disputed common shares were void. The Company’s counsel has advised that such shares should be considered void ab initio, or having never been issued. Accordingly, the Company has restated its prior years’ financial statements to reflect the terms of this settlement. The only change to the Company’s results of operations is in the reported net loss per share information for the years ended July 31, 1999 and 2000, which has been restated as follows:

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

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s net revenue is derived from sales to the following class of customers:

	Year Ended July 31,

	2000	2001	2002

Retail and commercial end users	$87,320,533	$99,981,187	$96,959,861
Wholesale	—	79,303,586	18,757,553

	$87,320,533	$179,284,773	$115,717,414

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

Unbilled Receivables

      The Company’s customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers as of the end of a period, but not yet billed. Unbilled receivables from sales in California through January 19, 2001 were estimated by the Company as the number of kilowatt hours delivered times 95% of the California Power Exchange (“PX”) cost as published by Southern California Edison for residential customers. On January 20, 2001, the PX ceased operations and the Company replaced 95% of the PX cost amount with 95% of the individual Utility Purchased Energy cost as published by each individual utility. Unbilled receivables from sales in Pennsylvania are estimated in the same manner, except using the average current customer sales price per kilowatt-hour.

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

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Position 98-1, Accounting for Software Costs. Qualifying internal and external costs, consisting primarily of third-party system development costs incurred during the application development stage are capitalized and amortized on the straight-line basis over five years.

Intangible Assets

      Intangible assets are carried at cost. Amortization of intangible assets is provided over their estimated useful life of 2 and 20 years.

Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Advertising Costs

      Advertising costs, consisting primarily of media advertising, are expensed as incurred. Advertising costs were $2,175,400, $253,120 and $128,925 for 2000, 2001 and 2002, respectively.

Stock-Based Compensation

      As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company accounts for stock options granted to its employees and outside directors using the intrinsic value method. Most of the Company’s stock option grants were granted with exercise prices below the fair value of the Company’s common stock as determined by the Company’s management for financial reporting purposes. In addition, since all stock option grants were vested at their dates of grant, the difference between the exercise prices and such estimated fair values was expensed as stock-based compensation charges as of the date of grant.

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

      As of July 31, 2002, 53.3% of the Company’s billed and unbilled receivables are due from a large number of retail and commercial end users in California and Pennsylvania who are billed by and make remittances to the UDC’s or the EDC that deliver their electricity which, in turn, forward such remittances to the Company.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One of the UDC’s, Pacific Gas and Electric (“PG&E”), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts which approximated $1,100,000 at July 31, 2001 and 2002. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC’s.

      The remainder of the Company’s billed and unbilled accounts receivable represent the Company’s direct billing of certain large commercial and industrial customers amounting to $2,666,124. The Company also has receivables from two wholesale customers in the amount of $431,117.

      No customer has accounted for more than 10% of net revenue in 2000, 2001 or 2002, except for two wholesale customers, the state of California Department of Water Resources and the PX, which represented 22.0% and 10.6%, respectively, of net revenue in 2001.

Impairment of Long-Lived Assets

      Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment loss is measured by the amount by which the carrying amount of the assets exceeds fair values.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by SFAS No. 137 which deferred the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, SFAS No. 133 was effective as of August 1, 2000 for the Company and did not have an effect on the Company’s financial position or results of operations. The Company has not entered into any derivative instruments or hedging contracts. The Company’s long-term contracts for the purchase and sale of electricity are considered “normal purchases” and “normal sales,” respectively, within the context of SFAS No. 133 and related pronouncements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). These statements change the accounting for business combinations, goodwill and intangibles. SFAS No. 141 eliminates the use of the pooling-of-interests method for all business combinations completed after June 30, 2001. It also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with an indefinite life. It also introduces a new impairment-only approach, which should be tested annually, to goodwill. The Company does not expect SFAS No. 141 or SFAS No. 142 to have any material effect on the Company’s financial position or results of operations.

Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of cash, billed and unbilled accounts receivable, accounts payable and notes payable. The carrying amounts of these financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to approximate their fair values due to their short-term nature.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 2. Market and Regulatory Risks

California Deregulated Electric Power Markets

      California has been experiencing significant fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission (“CPUC”), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek new customers. This ruling permits the Company to keep its current customer base, but prohibits the Company from signing up new customers for an undetermined period of time. The Company is actively seeking relief from this ruling. There is no assurance that any legislative or legal appeal will give the Company relief from the state’s suspension of direct access.

      In addition to regulatory and legislative risks, one of the UDCs in California, PG&E, with which the Company interacts to conduct its business has filed for bankruptcy protection. Other utilities in California also could seek protection of bankruptcy in the future.

Historical Procurement Change

      In July 2002, the California Public Utilities Commission (“CPUC”) issued an interim order approving an alternate proposal implementing a Historical Procurement Charge (“HPC”) sought by Southern California Edison (“SCE”). The original proposal submitted by SCE would allow the utility to recover losses SCE claimed accrued during last year’s energy crisis, from Direct Access (“DA”) customers. Rejecting this proposal and alternately voting in favor of a revised measure authored by commissioners Brown and Peavey, the CPUC reduced the charges SCE aimed to place on direct access customers.

      The Alternative Proposed Decision authorizes SCE to collect $391 million in HPC charges from all DA customers by reducing their Procured Energy Credit (“PE Credit”) two and seven-tenths cents ($0.027) per kWh beginning July 27, 2002. The lowered PE Credit will continue until an exit fee for DA customers has been approved by the CPUC, which will then be reduced to 1 cent ($0.01) per kWh until the $391 million is fully collected. While we expect that this charge will significantly impact our revenue and cash flow, we do not expect that it will preclude us from participating in the California Market. Commonwealth Energy Corporation’s retail electricity business, along with other DA participants, are currently evaluating all options to actively respond to this decision. SCE is currently seeking to change the terms of the interim order to seek to recover additional procurement shortfall revenue by increasing the HPC. The CPUC has not yet made a determination with respect to SCE’s request.

Commitments to Purchase Electric Power

      For the California market, the Company’s primary purchase contract with Calpine Power Services Company, to acquire 3,000 kWh of electric power per day expired on June 30, 2002. The Company has entered into a series of new contracts to purchase electricity energy covering approximately 55% of the current load servicing requirements. The Company is obligated to minimum electric purchases of $23.9 million for the year ending July 31, 2003 under these commitments.

      For the Pennsylvania market, the Company has entered into various contractual arrangements for the purchase of electric power through May 2004. The Company is obligated to minimum electric power purchases of $32.6 million for the year ending July 31, 2003, and $20.1 million thereafter under these contracts.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

California Green Power Credits

      The state of California enacted the Public Purpose Program (Program) which established a $540 million fund to provide overall incentives to suppliers of “green” power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per kWh which, as of December 31, 2001, is at a rate 1.0 cent per kWh. “Green Power” is defined by the Program as electricity produced by at least 50% renewable energy resources. The Company received Green Power Credits of $3,978,989 and $2,050,856 for the years ended July 31, 2001 and 2002, respectively. The benefit of Green Power Credits has been passed through to the Company’s customers. The subsidy ended December 31, 2001, and has not been extended by the state legislature.

 3. Per Share Information

      Basic and diluted net income (loss) per common share, restated as described in Note 1, is computed as follows:

	Year Ended July 31,

	2000	2001	2002

Numerator:
Net income (loss)	$(8,646,089)	$60,529,417	$5,164,414
Preferred stock dividend	(84,370)	(81,188)	(70,554)

Income (loss) applicable to common stock — Basic	(8,730,459)	60,448,229	5,093,860
Assumed conversion of preferred stock	—	81,188	70,554

Net income (loss) — Dilutive	$(8,730,459)	$60,529,417	$5,164,414

Denominator (restated for 2000):
Weighted-average outstanding shares — Basic	28,794,921	29,384,617	27,481,641
Dilutive shares:
Exercise of dilutive stock options	—	3,842,866	3,258,129
Conversion of preferred stock into common stock	—	924,538	796,154

Weighted-average outstanding shares — Dilutive	28,794,921	34,152,021	31,535,924

      For the year ended, July 31, 2000, the effects of the exercise of potentially dilutive stock options and warrants and the assumed conversion of preferred stock into common stock have been excluded from the calculation of dilutive earnings per share information because the effect of their inclusion would be anti-dilutive. For the year ended July 31, 2001 and 2002 the effects of stock options with exercise prices in excess of

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated fair value of the Company’s common stock and of the exercise of warrants have been excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

 4. Investment in Summit Energy Ventures, LLC

      In July 2001, the Company invested $15,000,000 in Summit and, if Summit invests 75% of the initial $15,000,000 investment, the Company may, solely at its discretion, invest up to an additional $10,000,000 in Summit. Summit was formed in July 2001 for the purpose of investing in energy and energy related companies. The term of Summit’s existence is through June 29, 2006, which date may be extended for up to two additional one year periods by mutual agreement of the parties. Summit’s Investment Committee, which is comprised of three members appointed by the Company’s management, must approve of any investments to be made by Summit. Accordingly, because of this control over Summit’s investments, Summit’s financial statements are included in the Company’s consolidated financial statements.

      As of July 31, 2002, the Company’s interest in Summit is a 100% preferred membership interest and, after the Company receives its original capital and a 10% preferred return, profits of Summit are to be allocated 60% to the Company and 40% to its partner, Northwest Power Management (“Northwest”); net losses are allocated per capital contribution. Northwest receives no return until after the Company receives return of its investment and a 10% preferred annual return on its investment. The Company shall have the option to purchase any of Summit’s investments on such terms and conditions that are established between the Company and Northwest.

      As of July 31, 2002, Summit had made three investments in energy related companies as follows:

	Investment
Investee	Amount	% Ownership

Envenergy, Inc.	$2,029,669	8.73%
Turbocor, LLC	2,997,257	21.16%
Power Efficiency Corporation	2,425,471	28.00%

	$7,452,397

      Based on the percentage ownership levels, the Company accounts for Envenergy, Inc. at cost as an available for sale equity investment, and Turbocar, LLC and Power Efficiency Corporation under the equity method (“APB 18”). Under the equity method of accounting, the Company reports their proportionate amount of income and losses from the investment companies.

      Condensed balance sheet information for Summit at July 31, 2001 and 2002, which is included in the Company’s consolidated financial statements, is as follows:

	July 31,

	2001	2002

Assets:
Cash and cash equivalents	$14,635,411	$6,411,306
Investments	—	7,452,397
Prepaid management fees	379,110	350,000

	$15,014,521	$14,213,703

Members’ equity	$15,014,521	$14,213,703

      The effect of Summit’s results of operations for the year ended July 31, 2002 on the Company’s consolidated results of operations was a net loss of $0.8 million, comprised of $160,000 of losses in investment companies, $850,000 of professional and management fees paid, partially offset by $200,000 of interest income.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 5. Other Current Liabilities and Related Matters

      Other current liabilities is comprised of:

	July 31,

	2001	2002

Payroll and related	$467,511	$999,246
Legal accruals	1,476,584	1,571,753
Unallocated shared profits	—	795,071
Settlement of litigation with founder	4,790,000	—
Other	951,859	942,014

	$7,685,954	$4,308,084

Settlement of Litigation with Founder

      The Company settled all claims and counterclaims between the Company and its founder and former Chairman and Chief Executive Officer. On August 10, 2001, a settlement was reached with the founder which was approved by the court having jurisdiction over the case on August 15, 2001. The material terms of the settlement provided that the Company pay the founder $4,790,000 in damages and an additional $2,400,000 to purchase 1,175,160 shares of the Company’s common stock claimed to be held by the founder. The settlement agreement also provided that the remaining 4,720,000 shares of the Company’s common stock claimed to be held by the founder were void. The Founder also agreed to release his claims to the shares of the Company’s common stock held by the Company pursuant to the Accommodation Agreement and to the Company’s obligation to him under a severance agreement. The founder also agreed that he would have no future ownership in the Company. The loss on the settlement of $4,790,000 which is net of the previously accrued severance payable to the founder of $927,554, was recorded as of July 31, 2001.

Unallocated Shared Profits

      On August 30, 2001, the Company entered into a strategic alliance with Calpine Energy Services, LP (“Calpine”) to sell energy to Exodus Communications (“Exodus”), subsequently acquired and succeeded by Cable & Wireless Inc. The specific nature of the agreement provides for Calpine to sell electricity energy to Commonwealth, who in turn will sell the electricity and provide additional services to Exodus. The gross profit, if any, after payment of energy delivered, ISO fees and ancillary service costs is allocated and distributed in the following proportions: 75% to Calpine and 25% to the Company. The portion of unallocated gross profits payable to Calpine of $795,071 was accrued as of July 31, 2002.

 6. Property and Equipment, Net

      Property and equipment, net is comprised of the following:

	July 31,

	2001	2002

Office furniture and equipment	$1,227,536	$1,325,259
Information technology equipment and systems	4,094,531	5,605,842
Leasehold improvements	119,629	125,438

	5,441,696	7,056,539
Less accumulated depreciation and amortization	(1,835,618)	(3,144,445)

	$3,606,078	$3,912,094

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 7. Restricted Cash and Intangible Assets

Restricted Cash

      Restricted cash consists of the following:

	July 31,

	2001	2002

Short-term investments pledged as collateral for letters of credit in connection with agreements for the purchase of electric power	$13,607,500	$7,774,655
Cash and cash equivalents of Summit	14,635,411	6,411,306

	$28,242,911	$14,185,961

      The Company is required to pledge an amount equivalent to 45 days of energy purchases under the contracts for the purchase of electric power. The funds in Summit are committed to the purpose of investing in energy and energy related companies.

Intangible Assets

      The Company’s intangible assets represent the net unamortized costs of purchasing, in July 1999, the 1-800-Electric telephone number and the rights to eight internet domain names. The initial cost of these intangible assets was $1,050,000. Amortization expense for these intangible assets was $52,500 in 2001 and 2002.

      In addition, the Company purchased certain rights to hire employees and contractors of their primary Information Technology vendor Symcas-TSG. The purchase agreement provided for a covenant prohibiting the principles of Symcas from competing or assisting either directly or indirectly any party in the development of any software for use in natural gas or electricity industries that provides similar functionality to any material module of the Company’s software for a period of 2 years. The cost of $177,500 related to this covenant was capitalized as an intangible asset and is to be amortized over the 2 year period.

 8. Line of Credit

      On June 29, 2000, the Company entered into a three-year, $15 million line of credit. Borrowings under the line of credit, which were collateralized by accounts receivable, inventory and other assets. In connection with obtaining the line of credit, the Company agreed to pay a commitment fee of $300,000, one-half of which was paid at closing and the remainder to be paid incrementally at each annual renewal date. The Company also issued the lender a warrant expiring June 29, 2003 to purchase 100,000 shares of the Company’s common stock at a price of $5.50 per share. Interest on borrowings is based on the lender’s prime rate plus 1.75% and the average effective interest rate on borrowings outstanding during the years ended July 31, 2001 and 2002 was 13.0% and 8.5%, respectively.

      On August 10, 2001, the Company restructured its line of credit to shorten the maturity date to June 29, 2002 and to reduce the amount of the line of credit to $10 million. This line of credit expired on June 29, 2002.

 9. Shareholders’ Equity

Convertible Preferred Stock

      The convertible preferred stock, which was initially issued on September 15, 1997, provides for cumulative dividends which accrue at an annual rate of 10% and are payable at the discretion of the Company. Cumulative unpaid dividends were $137,970 as of July 31, 2002. Each convertible preferred share is convertible into one share of the Company’s common stock at the shareholder’s discretion and has full voting rights. In addition, preferred shareholders are entitled to preferential liquidation rights over common stock in

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of $1.00 per share plus an amount equal to all declared but unpaid dividends. During 2001, all holders of the convertible preferred stock were offered the option to rescind their initial purchase of convertible preferred stock at the initial offering price of $1.00 per share. Holders of 114,000 shares of convertible preferred stock, who had also received 114,000 shares of the Company’s common stock subsequently as part of the stock grant described in Note 1, elected to rescind their initial purchase and the Company repurchased both their preferred and common shares.

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

      At July 31, 2002, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock	775,000
Reserved for exercise of warrants	100,000
Reserved for exercise of outstanding stock options	10,490,231

11,365,231

      See Note 11 for a description of the legal status of common shares issued to the Company’s founder.

Stock Options

      The Company’s Board of Directors has approved grants of options to acquire a total of 13,206,325 shares of the Company’s common stock to the Company’s employees, outside directors and service providers. As of July 31, 2002, 10,490,231 of these stock options were outstanding. The options were vested as of their date of grant and expire in December 2002 for the options granted prior to December 1999 and expire in December 2004 through 2010 for the options granted after December 1999.

      The Company’s 1999 Equity Incentive Plan (“Plan”) approved by the shareholders provides 7,000,000 shares available for grant and issuance. There are no other equity compensation plans other than this Plan, with the exception of one-time grants of warrants or options made by the Company’s Board of Directors from time to time. At July 31, 2002, the Company had issued options to purchase 2,904,500 shares under the Plan, which does not include an outstanding option to purchase 3,900,000 shares of common stock to which the documentation is inconclusive as to whether the options were granted pursuant to the Plan. The Company is in the process of analyzing the documentation in order to make a definitive determination as to whether such options were granted pursuant to the Plan.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity is set forth below:

	Options Outstanding

				Weighted-
				Average
		Exercise	Weighted-	Fair Value
	Number of	Price	Average	of Common
	Shares	Per Share	Exercise Price	Stock(A)

Balance at July 31, 1999	5,226,575	$ .01 - $3.75	$0.478
Options granted:
Exercise less than fair value of common stock(A):
— Employee commissions for stock sales	21,000	$1.00	$1.000	$2.50
— Other employees	12,000	$1.00	$1.000	$2.50
Exercise price equal to fair value of common stock(A):
— Employee performance-based	2,600,000	$2.50	$2.500	$2.50
— Other employee	750,000	$2.50	$2.500	$2.50
— Outside directors	250,000	$2.50	$2.500	$2.50
— Non-employee	52,500	$2.50	$2.50	$2.50
— Settlement and severance of former president	1,000,000	$2.50	$2.50	$2.50
Options exercised	(392,406)	$ .01 - $1.00	$0.179
Options cancelled	(269,777)	$ .05 - $3.75	$1.902

Balance at July 31, 2000	9,249,892	$ .01 - $3.75	$1.469
Options granted:
Exercise price less than fair value of common stock(A):
— Employee performance-based	300,000	$2.50	$2.500	$2.75
Exercise price equal to fair value of common stock(A):
— Other employees	2,500,000	$2.75	$2.750	$2.75
— Outside directors	150,000	$2.75	$2.750	$2.75
Options exercised	(67,200)	$ .01 - $1.00	$0.072
Options cancelled	(1,849,500)	$ .01 - $3.75	$1.723

Balance at July 31, 2001	10,283,192	$ .01 - $3.75	$1.792
Options granted:
Exercise price less than fair value of common stock(A):
— Other employees	4,500	$1.00 - $3.75	$2.222	$3.13
Exercise price equal to fair value of common stock(A):
— Employee performance-based	300,000	$2.50	$2.500	$2.38
Options exercised	(51,961)	$ .01 - $1.00	$0.503
Options cancelled	(45,500)	$ .05 - $3.75	$1.042

Balance at July 31, 2002	10,490,231	$ .01 - $3.75	$1.822

(A)	At date of grant.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of July 31, 2002 were as follows:

		Average
Range of	Number of	Remaining		Weighted
Exercise	Shares	Contractual	Shares	Average
Prices	Outstanding	Life (Years)	Exercisable	Exercise Price

$ .01 - $ .	50 3,083,056	.63	3,083,056	$0.11
$1.00	464,675	.45	464,675	$1.00
$2.50 - $3.7	5 6,942,500	6.00	4,442,501	$2.64

Total	10,490,231	4.17	7,990,232	$1.56

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

      Performance criteria which were met during the year ended July 31, 2001, the number of related stock options vested and not earned, and stock-based compensation recognized during the year ended July 31, 2001 are as follows:

			Stock-based
	Number of Options		Compensation
			Recognized in
	Vested	Not Earned	Fiscal 2001

Completion of the audit of the Company’s July 31, 2000 consolidated financial statements(A)	500,000	—	$125,000
Settlement of the California Department of Corporations investigation(A)	250,000	—	62,500
Settlement of the California Public Utilities Commission investigation(A)	500,000	—	125,000
Exceeding the Company’s business plans for the calendar year ended December 31, 2000 by 10% or more	100,000	200,000	25,000

	1,350,000	200,000	$337,500

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Performance criteria which were not met as of July 31, 2001, the number of related stock options which vest upon meeting the performance criteria and stock-based compensation recognized during the year ended July 31, 2001 and reversed during the year ended July 31, 2002 are as follows:

		Stock-based	Stock-based
		Compensation	Compensation
	Number of	Recognized in	Reversed in
	Unvested Options	Fiscal 2001	Fiscal 2002

Completion of liquidity event, as defined in related agreement(A)	750,000	$412,500	$(412,500)
Completion of a successful initial public offering	300,000	165,000	(165,000)
Exceeding the Company’s business plans for the calendar year ending December 31, 2001 by 10% or more	300,000	165,000	(165,000)

	1,350,000	$742,500	$(742,500)

      Because there is no established trading market in shares of the Company’s common stock, in each of fiscal 2002 and 2001, the Board of Directors valued our shares for financial reporting purposes at $1.86 per share and $3.05 per share, respectively. The stock-based compensation charges for the unvested portion of these performance-based options in fiscal 2001 were reversed in fiscal 2002.

      If during the term of the employment agreement, the Company makes a public offering of its shares or if the Company supports any other form of liquidity event, then all stock options related to this employment agreement, whether earned or not, shall be considered vested prior to such event.

      The employment agreement also provides that in the event the Company terminates the agreement early or a change in control of the Company occurs, the Company’s Chairman and Chief Executive Officer has the right to require the Company to repurchase all his capital stock and stock options of the Company, then earned or to be earned, at a repurchase price equal to two times the then price of value of the Company’s common stock.

      During the year ended July 31, 2002, the Company granted 300,000 stock options to its Chairman and Chief Executive Officer. As part of Mr. Carter’s employment agreement, the stock option grant was for exceeding the Company’s financial objectives as set forth in the business plan for 2001. These stock options expire on January 1, 2010. All other performance criteria which were not met as of July 31, 2001 in the table above have also not been met as of July 31, 2002.

Shareholder Rights Plan

      In January 2002, the Company adopted a Stockholder Rights Plan that is triggered whenever an Acquiring Person accumulates 15% or more of the Company’s stock or if an Adverse Person acquires 10% or more of the Company’s stock and intends to implement measures which the Board of Directors believes to be adverse to the Company’s interests. An Acquiring Person is a person or group, together with the person’s or group’s affiliates, that has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock. An Adverse person is a person, alone or with affiliates, that has become the beneficial owner of more than 10% of the outstanding shares of Common Stock and (A) such beneficial ownership is intended to cause the Company to repurchase the Common Stock owned by such person or pressure the Company to take action or enter into transactions intended to provide such person with short-term financial gain under circumstances where the Company’s Board of Directors determine that the Company’s best long-term interests would not be served by taking such action or entering into such transactions or (B) such beneficial ownership is causing or reasonably likely to cause a material adverse impact on the Company’s business or prospects, provided, however, that the Company’s Board of Directors does not have the right to declare a person to be an Adverse Person if such person has reported or is

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to report its ownership of the Company’s Common Stock on Schedule 13G under Securities Exchange Act of 1934, as amended, or on Schedule 13D if that schedule does not state any intention to, or reserve the right to, control or influence the Company or engage in certain other actions, so long as such person neither reports nor is required to report such ownership. Once the rights vest, shareholders other than the Acquiring Person or Adverse person will be able to purchase at a predetermined price two shares of Common Stock for the price of one share of Common Stock.

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

      The Company’s founder and, at the time, its Chairman and Chief Executive Officer, gave a total of 123,500 shares of the Company’s common stock owned by him to an officer of the Company in 2000. In accordance with Staff Accounting Bulletin No. 79, Accounting for Expenses or Liabilities Paid by Principal Stockholder, the estimated fair value of such shares of $423,500 was included in stock-based compensation charges in 2000.

      Stock-based compensation charges relate to the following:

	Year Ended July 31,

	2000	2001	2002

Stock options granted with fair value of Company’s common stock in excess of exercise price of options	$53,277	$—	$—
Performance-based stock options	—	1,080,000	(742,500)
Gift of shares from founder to officers	423,500	—	—

	476,777	1,080,000	(742,500)
Less amount related to commissions on sales of the Company’s common stock	(31,500)	—	—

	$445,277	$1,080,000	$(742,500)

Warrants

      As part of a $15 million credit line agreement dated June 29, 2000, the lender received warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $5.50 per share and expire upon the maturity of the loan agreement on June 29, 2003. The fair value of the warrants was nominal at their date of issuance.

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

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred income taxes consist of the following:

	July 31,

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$1,021,000	$998,000
Stock options	2,756,000	2,429,000
Allowance for doubtful accounts	601,000	410,000
Reserves and accruals	4,421,000	1,693,000
State income taxes	1,586,000	—
Other	—	2,000

	10,385,000	5,534,000
Less valuation allowance	(1,021,000)	(998,000)

	9,364,000	4,532,000
Deferred tax liabilities:
Depreciation and amortization	(85,000)	(311,000)
State income taxes	—	(254,000)
Net deferred tax asset	$9,279,000	$3,969,000

      For the year ended July 31, 2002, the Company’s provision for income taxes was comprised of the following:

	Current	Deferred	Total

Federal	$(1,768,000)	$4,610,000	$2,842,000
State	583,000	700,000	1,283,000

	$(1,185,000)	$5,310,000	$4,125,000

      For the year ended July 31, 2001, the Company’s provision for income taxes was comprised of the following:

	Current	Deferred	Total

Federal	$24,953,000	$(7,728,000)	$17,225,000
State	6,178,000	(1,551,000)	4,627,000

	$31,131,000	$(9,279,000)	$21,852,000

      There was no provision for income taxes for the year ended July 31, 2000.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes as a percentage of income (loss) before income taxes is as follows:

	Year Ended July 31,

	2000	2001	2002

Federal statutory income tax rate	34.0%	35.0%	35.0%
Valuation allowance recorded due to losses	(34.0)%	—	—
Reversal of federal valuation allowance	—	(13.1)	—
State income taxes, net of federal benefit	—	3.6	9.0
Other	—	1.1	0.4

Income tax rate per financial statements	—%	26.6%	44.4%

      As of July 31, 2000, the valuation allowance increased $2,840,000 and was recorded to reflect the uncertainty of realization of the deferred tax asset. During 2001, the valuation allowance increased by $362,000 for a change in the federal income tax rate applied to the Company’s temporary differences and decreased by $13,595,000 for the release of the valuation allowance due to the Company’s profitable operations during the year ended July 31, 2001. During 2002, the valuation allowance decreased by $23,000 and reflected the uncertainty of the deferred tax asset related to the net operating loss carryforward, the use of which is limited as described in the following paragraph.

      At July 31, 2002, the Company had net operating loss carryforwards of approximately $2,330,000 and $2,071,000 for federal and state income tax purposes, respectively, that begin to expire in years 2018 and 2006, respectively. The timing of the utilization of federal net operating loss carryforwards is subject to an annual limitation due to the “change of ownership” provision of the Tax Reform Act of 1986. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

      On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending July 31, 2003, it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning on or after 2004.

11. Commitments and Contingencies

Commitments

Purchase Commitments

      See Note 2 for a description of commitments to purchase electric power.

Leasing Arrangements

      The Company is obligated under long-term leases for the rental of real estate and office equipment. The Company conducts its main operations from facilities that are leased under a five-year non-cancelable operating lease expiring on April 24, 2004. The Company also leases two other locations for its sales staff. The leases for certain locations contain escalation clauses relating to increases to real property taxes and maintenance costs.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a schedule of the future minimum rental payments required under the above operating leases as of July 31, 2002:

Year ending July 31,

2003	$745,789
2004	452,135
2005	100,672

$1,298,596

      Rent expense for operating leases amounted to $786,300, $697,498, and $703,935 in 2000, 2001 and 2002, respectively.

Employment contracts

      The Company has entered into employment contracts with four of its executives which provide for aggregate base salaries as follows during the term of the contracts:

Year ending July 31,

2003	$1,172,917
2004	1,346,250
2005	627,083

      Two of the contracts provide that in the event of a change in control as defined in the contracts, the executive is to receive an amount equal to eight times the annual base salary plus the amount of income taxes payable under Internal Revenue Service (“IRS”) Code § 280G whereas the other two contracts provide that, in the event of a change in control as defined in the contracts, the executive is to receive an amount equal to four times the annual base salary plus the amount of income taxes payable under IRS Code § 280G.

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

Contingencies

California Department of Corporations Investigation

      The California Department of Corporations (“DOC”) initiated an investigation of the Company in 1999 regarding the manner and extent of the offers and sales of the Company’s stock and whether or not said offers and sales conformed to the requirements of the California Securities laws or allowable exemptions to registration, and whether the Company’s employees involved in such sales should have been licensed. Shortly after the initial inquiry, there was a change in management of the Company and all such sales activities ceased, and the employment of all employees involved in such sales activities was terminated. The Company had entered into negotiations with the DOC to resolve this investigation and reached mutually agreeable terms of settlement, which include a payment of $150,000 by the Company to the DOC, which the Company accrued as of July 31, 2000, and an agreement to cooperate with the DOC in any further investigations which may arise related to these matters. In February 2001, upon the payment of $150,000 by the Company to the DOC, this investigation was closed.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Subsequent to the actions described above, claims and counterclaims were filed by the Company and the founder. On August 10, 2001, a settlement was reached with the founder which was approved by the court having jurisdiction over the case on August 15, 2001. The material terms of the settlement provided that the Company pay the founder $4,790,000 in damages and an additional $2,400,000 to purchase 1,175,160 shares of the Company’s common stock claimed to be held by the founder. The settlement agreement also provided that the remaining 4,720,000 shares of the Company’s common stock claimed to be held by the founder were void. The founder agreed to release his claims to 828,500 shares of the Company’s common stock held in the escrow account pursuant to the Accommodation Agreement and to the Company’s obligation to him under the severance agreement described in Note 5. The founder also agreed that he would have no future ownership in the Company. The loss on the settlement of $4,790,000, which is net of the previously accrued severance payable to the founder of $927,554, was recorded as of July 31, 2001 and is included in general and administrative expenses for the year then ended.

Litigation

      On February 23, 2001, thirteen former employees filed a lawsuit against us in the Superior Court of the State of California in the County of Orange Superior Court (case number 01CC02611). The complaint was filed by David James and twelve other former employees. The plaintiffs’ complaint alleges claims for (1) unfair business practices, (2) breach of contract, and (3) fraud and intentional deceit. The plaintiffs allege, in summary, that they were formerly employed by the Company and are owed commissions and stock

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options from the Company under their alleged employment agreements and based on alleged representations that were made to them in the course of their employment. The Company filed a cross-complaint against the original plaintiffs asserting claims for (1) breach of contract; (2) unfair business practices; (3) misappropriation of trade secrets; (4) intentional interference with prospective economic advantage; (5) negligent interference with prospective economic advantage; (6) conversion; (7) slander; (8) prohibitory injunctive relief; (9) mandatory injunctive relief; and (10) declaratory relief. These claims are based upon written confidentiality agreements signed by the majority of the plaintiffs which the Company believes have been breached by the plaintiffs who are alleged to be wrongfully soliciting the Company’s investors and clients utilizing proprietary company materials and information. In addition, the Company filed a first amended cross-complaint that asserts additional cross-claims against plaintiff David James for rescission and restitution, fraud, money had and received, unjust enrichment and declaratory relief. In summary, the new claims asserted against Mr. James allege that Mr. James’ alleged employment contract and stock options were void or voidable and subject to rescission based on misrepresentations made to the Company by Mr. James. The plaintiffs are seeking, among other relief, damages in the amount of up to $10 million, plus costs and attorney fees. Commonwealth believes that it has satisfied its contractual obligations with respect to the plaintiffs and that there is no factual basis for the plaintiffs’ claim for damages. Our cross-complaint seeks injunctive relief and damages. Commonwealth is vigorously defending this lawsuit.

      From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company’s consolidated financial condition or its consolidated results of operations.

12. Related Party Transactions

      On November 9, 2001, the Company entered into an agreement with Technical Service Group, Inc., doing business as Symcas-TSG (‘Symcas”) for the right to hire employees of, or independent contractors to, Symcas. Additionally, as part of the same agreement, Symcas transferred interest in and to all of the software that Symcas has developed for the Company. The agreement prohibits Symcas and its affiliates from developing any computer software for use in the natural gas or electricity industries that are similar to this software for a period of two years. Symcas previously performed substantially all of the Company’s software development information technology support and maintenance, and procurement of hardware and software. The Company continues to utilize Symcas on a limited basis for its IT maintenance. In the fiscal year ended July 31, 2002, the Company paid to Symcas a total of $2,090,929. On December 15, 2001, after the close of the agreement with Symcas, the Company hired Linda Guckert, an employee and officer of Symcas, to be the Company’s Vice President of Information Technology.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Quarterly Financial Information (Unaudited)

	Three Months Ended

	October 31	January 31	April 30	July 31

	(In thousands except per share information)
Year ended July 31, 2001:
Net revenue	$43,106.0	$52,659.0	$48,272.6	$39,226.1
Gross margin	18,833.0	41,153.9	28,431.2	18,230.0
Net income (loss)	11,759.2	27,865.1	14,509.6	6,395.5
Net income (loss) per common share (restated)(A):
Basic	.40	.95	.49	.22
Diluted	.34	.81	.43	.19
Net income (loss) per common share (as originally reported)(A):
Basic	.35	.86	.51
Diluted	.30	.75	.44
Year ended July 31, 2002:
Net revenue	$28,160.8	$26,216.6	$28,064.9	$35,326.0
Gross margin	3,358.8	7,949.4	8,132.2	12,130.3
Net income	(666.6)	1,103.1	1,382.4	3,345.5
Net income per common share:
Basic	(.02)	.04	.05	.12
Diluted	(.02)	.03	.04	.11

(A)	See Note 1, “Adjustment of Number of Outstanding Shares and Restatement of Per Share Information” for a description of the basis of the restatement of the per share information for the quarters ended October 31, January 31, and April 30, 2001.

SCHEDULE II

COMMONWEALTH ENERGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D

		Charged to
		Costs and
		Expenses
	Beginning	or Sales		Balance at
	of Period	Allowances	Deductions	End of Period

Year ended July 31, 2002:
Allowance for Bad Debts	$3,946,388	$2,313,451	$3,721,993	$2,537,846
Year ended July 31, 2001:
Allowance for Bad Debts	1,458,984	4,666,126	2,178,722	3,946,388
Year ended July 31, 2000:
Allowance for Bad Debts	612,909	846,075	—	1,458,984
Year ended July 31, 1999:
Allowance for Bad Debts	—	612,909	—	612,909

EXHIBIT INDEX

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
3.4	Bylaws of Commonwealth Energy Corporation, as amended
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom(1)
10.2	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.3	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen(2)
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver(2)
10.5	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop(2)
10.6	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees(1)
10.7	Change of Control Agreement dated November 1, 2000 between Commonwealth Energy Corporation and Scott A. Petterson.
Other Material Contracts
10.8	Power Purchase Agreement dated July 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(3)
10.9	First Amendment to Power Purchase Agreement dated as of July 29, 1999(3)
10.10	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(4)
10.11	Loan and Security Agreement dated June 28, 2000 between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit(1)
10.12	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit(1)
10.13	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.14	PECO Energy Company Confirmation Agreement dated January 30, 2001(1)
10.15	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)
10.16	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.17	Standard Sublease Dated November 12, 1998, Between Kurt Busch And Commonwealth Energy Corporation, For Property Located At 15991 Redhill Avenue, Suite 200, Tustin, California(1)

Exhibit
Number	Title of Exhibit

10.18	Amendment Number 6 to lease by and between Warner/ Redhill Associates and Frederick Michael Bloom(2)
10.19	Commonwealth vs. Bloom Settlement Agreement Terms dated August 10, 2001(5)
10.20	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(4)
10.21	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(4)
10.22	Confirmation Letter dated May 23, 2002 between Commonwealth Energy Corporation and Reliant Energy Services, Inc.†
10.23	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002†
10.24	Confirmation of Multi-Block Electric Power Transaction between Commonwealth Energy Corporation and TransAlta Energy Marketing (U.S.) Inc. dated March 1, 2002†
10.25	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P.
21.1	Subsidiaries of the Registrant(1)
99.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

(3)	Each of these exhibits is incorporated by reference to Commonwealth Energy Corporation’s Form 10/A filed with the Securities and Exchange Commission on June 10, 2002.

(4)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on April 10, 2002 (File No. 000-33069).

(5)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10-Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.