Form 10-Q
period 2002-10-31
COMMONWEALTH ENERGY CORP
filed 2002-12-16
CIK 1156443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No ( X )

     As of November 22, 2002, 27,331,532 shares of the registrant’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy, expansion opportunities, extension of its business model, customer demand, completion of acquisitions and future growth. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company’s financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that may cause such differences include: (a) regulatory changes in the states in which we operate that could adversely affect our operations; (b) our continued ability to obtain and maintain licenses from the states in which we operate; (c) the competitive restructuring of retail marketing may prevent us from selling electricity in certain states; (d) our dependence upon a limited number of third parties to (i) generate and supply electricity to the Company and (ii) delay performance of, or fail to perform, their contracts with the Company; and (e) the Company dependence upon a limited number of utilities to (i) transmit and distribute the electricity the Company sells to its customers and (ii) delay performance of, or fail to perform, their contracts with the Company. Other important factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results”, herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2002	October 31, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,042,229	$48,145,709
Accounts receivable:
Billed	15,364,735	14,770,143
Unbilled	8,512,982	4,686,834

	23,877,717	19,456,977
Less allowance for doubtful accounts	(2,537,846)	(2,945,633)

Net accounts receivable	21,339,871	16,511,344
Prepaid income taxes	1,920,688	2,252,688
Deferred tax asset	1,850,353	1,850,353
Prepaid expenses and other assets	3,965,302	3,777,444

Total current assets	72,118,443	72,537,538
Property and equipment, net	3,912,094	3,677,629
Restricted cash	14,185,961	14,180,708
Investments	7,452,397	7,241,464
Other assets:
Intangible assets	1,069,928	1,148,733
Deposits and notes receivable	371,282	295,888
Deferred tax asset	2,118,481	2,998,481

Total other assets	3,559,691	4,443,102

Total assets	$101,228,586	$102,080,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,968,289	$6,913,298
Other current liabilities	4,308,084	7,755,468

Total current liabilities	13,276,373	14,668,766
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock — 10,000,000 shares authorized with no par value; 775,000 shares issued and outstanding at July 31, 2002 and October 31, 2002	819,971	837,271
Common stock — 50,000,000 shares authorized with no par value; 27,334,032 and 27,331,532 shares issued and outstanding at July 31, 2002 and October 31, 2002, respectively	57,148,272	57,134,022
Retained earnings	29,983,970	29,440,382

Total shareholders’ equity	87,952,213	87,411,675

Total liabilities and shareholders’ equity	$101,228,586	$102,080,441

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,

	2001	2002

Retail energy sales	$18,650,404	$32,272,507
Wholesale energy sales	8,296,055	1,409,865

Net energy sales	26,946,459	33,682,372
Green power credits	1,214,336	—

Net revenue	28,160,795	33,682,372
Direct energy costs	24,802,027	25,480,195

Gross margin	3,358,768	8,202,177
Selling and marketing expenses	875,068	1,293,894
General and administrative expenses	4,376,825	5,372,428
Stock-based compensation	(297,000)	—

Income (loss) from operations	(1,596,125)	1,535,855
Other income and expense:
Interest income	477,675	234,127
Interest expense	(103,569)	—
Equity investments	—	(232,698)
Litigation award	—	(2,200,000)

Total other income and expenses	374,106	(2,198,571)

Loss before provision for income taxes	(1,222,019)	(662,716)
Benefit for income taxes	(555,421)	(136,428)

Net loss	$(666,598)	$(526,288)

Net loss per common share:
Basic	$(.02)	$(.02)

Diluted	$(.02)	$(.02)

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,

	2001	2002

Cash Flows From Operating Activities
Net loss	(666,598)	(526,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	283,890	365,670
Amortization	13,125	46,795
Provision for doubtful accounts	529,292	407,787
Stock-based compensation charges	(297,000)	—
Deferred income taxes	(526,990)	(880,000)
Changes in operating assets and liabilities:
Billed accounts receivable	689,580	594,592
Unbilled accounts receivable	303,069	3,826,148
Green power credits receivable	98,251	—
Inventory, prepaid expenses and other assets	1,548,854	(68,747)
Accounts payable	(288,662)	(2,054,991)
Income taxes payable	—	743,572
Accrued expenses	(5,271,973)	2,703,812

Net cash provided by (used in) operating activities	(3,585,162)	5,158,350
Cash Flows From Investing Activities
Purchases of property and equipment	(371,366)	(131,205)
Purchase of intangible assets	—	(125,601)
Summit Energy investments	—	210,933

Net cash used in investing activities	(371,366)	(45,873)
Cash Flows From Financing Activities
Repayments of line of credit	(285,901)	—
Decrease in restricted cash	(51,664)	5,253
Cumulative preferred dividends	(9,375)	—
Repurchase of preferred stock	(25,000)	—
Repurchase of common stock	(2,400,000)	(13,750)
Proceeds from exercise of stock options	50	(500)

Net cash used in financing activities	(2,771,890)	(8,997)

Increase (decrease) in cash and cash equivalents	(6,728,418)	5,103,480
Cash and cash equivalents at beginning of period	41,114,046	43,042,229

Cash and cash equivalents at end of period	$34,385,628	$48,145,709

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expense	$103,569	$—

Income taxes	$—	$332,000

None-cash item:
Litigation award	$—	$2,200,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002
(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

     Commonwealth Energy Corporation (the “Company”) was incorporated on August 15, 1997. The Company’s primary business has been the sale of electric power to retail customers in California, Pennsylvania and, beginning September 2002, in Michigan. In August 2000, the Company began to sell its excess electric power to wholesale customers in California and Pennsylvania. The Company is licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer, by California as an Electric Service Provider, by Pennsylvania as an Electric Generation Supplier and by Michigan as an Alternative Electric Supplier. The Company plans to enter new deregulated electric power markets in the future.

     The electric power sold by the Company to its retail customers is delivered to the Company’s customers by incumbent utilities that are called Utility Distribution Companies (“UDCs”) in California and Electric Distribution Companies (“EDCs”) in Pennsylvania. These incumbent utilities measure electric power usage by the Company’s customers and bill the customers on behalf of the Company. There are three UDCs in California and one EDC in Pennsylvania, which conduct these activities on behalf of the Company.

     The Company’s operations have been in one reportable segment, the domestic electricity distribution industry.

Basis of Presentation

     The consolidated financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries and Summit Energy Ventures, LLC (“Summit”). All inter-company transactions have been eliminated in consolidation.

     The condensed consolidated interim financial statements as of October 31, 2002 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three month period ended October 31, 2002 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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

     This report on Form 10-Q for the quarter ended October 31, 2002 should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the allowance for doubtful accounts, unbilled receivables, independent system operator costs and legal claims. Actual results could differ from those estimates.

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

     The Company’s net revenue is derived from sales to the following class of customers:

	Three months ended October 31,

	2001	2002

Retail and commercial end users	$18,650,404	$32,272,507
Wholesale	8,296,055	1,409,865

	$26,946,459	$33,682,372

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

Property and Equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is provided over their estimated useful lives, generally five to ten years, using the straight-line method. Expenditures for maintenance, repairs and renewals are expensed as incurred. The Company capitalizes certain software development costs incurred on significant projects for internal use in accordance with the provisions of AICPA Statement of Position 98-1, Accounting for Software Costs. Qualifying internal and external costs, consisting primarily of third-party system development costs incurred during the application development stage are capitalized and amortized on the straight-line basis over five years.

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

     As of October 31, 2002, 61.8% of the Company’s billed and unbilled receivables are due from a large number of retail and commercial end users in California and Pennsylvania who are billed by and make remittances to the UDC’s or the EDC that deliver their electricity which, in turn, forward such remittances to the Company. One of the UDC’s, Pacific Gas and Electric (“PG&E”), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts which approximated $1,100,000 at October 31, 2002. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC’s.

     The remainder of the Company’s billed and unbilled accounts receivable represent the Company’s direct billing of certain large commercial and industrial customers amounting to $2,589,220. The Company also has receivables from two wholesale customers in the amount of $610,841.

     No customer has accounted for more than 10% of net revenue in the three months ended October 31, 2002. During the three months ended October 31, 2001, wholesale energy sales to PJM Interconnection in Pennsylvania represented approximately 19% of the Company’s total net revenue.

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

2. Market and Regulatory Risks

California Deregulated Electric Power Markets

     California has been experiencing extreme fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission (“CPUC”), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending “direct access”. “Direct access” refers to the right of retail electricity suppliers like the Company to actively seek new customers in California from incumbent utilities or other electricity service providers. This ruling permits retail electricity suppliers to keep their current customer base, but prohibits the Company from signing up new non-direct access customers for an undetermined period of time.

     In July 2002, the California Public Utilities Commission (“CPUC”) issued an interim order approving an alternate proposal implementing a Historical Procurement Charge (“HPC”) sought by Southern California Edison (“SCE”). The original proposal submitted by SCE would allow the utility to recover losses SCE claimed accrued during last year’s energy crisis, from Direct Access (“DA”) customers. Rejecting this proposal and alternately voting in favor of a revised measure authored by commissioners Brown and Peavey, the CPUC reduced the charges SCE aimed to place on direct access customers. The Alternative Proposed Decision authorizes SCE to collect $391 million in HPC charges from all DA customers by reducing their Procured Energy Credit (“PE Credit”) two and seven-tenths cents ($0.027) per kWh beginning July 27, 2002. The lowered PE Credit will continue until an exit fee for DA customers has been approved by the CPUC, which will then be reduced to 1 cent ($0.01) per kWh until the $391 million is fully collected. While the Company expects that this charge will significantly impact the Company’s revenue and cash flow, the Company does not expect that this charge will preclude it from participating in the California Market. The Company’s retail electricity business, along with other DA participants, are currently evaluating all options to actively respond to this decision. SCE is currently seeking to change the terms of the interim order to seek to recover additional procurement shortfall revenue by increasing the HPC. The CPUC has not yet made a determination with respect to SCE’s request. In addition to regulatory and legislative risks, one of the UDC’s in California, PG&E, with which the Company interacts to conduct its business has filed for bankruptcy protection. Other utilities in California also could seek protection of bankruptcy in the future.

Commitments to Purchase Electric Power

     For the California market, the Company’s primary purchase contract with Calpine Power Services Company to acquire 3,000 mWh of electric power per day expired on June 30, 2002. The Company has entered into a series of new contracts to purchase electricity energy covering approximately 55% of the current load servicing requirements. The Company is obligated to minimum electric purchases of $23.9 million for the year ending July 31, 2003 under these commitments.

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

California Green Power Credits

     The state of California enacted the Public Purpose Program which established a $540 million fund to provide overall incentives to suppliers of “green” power to initially reduce, among other things, the net costs of such power to certain consumers by 1.5 cents per kWh which effective July 31, 2000, had been at a rate 1.0 cent per kWh. The Company received Green Power Credits of $1,214,336 for the three months ended October 31, 2001, which are included in the Company’s net revenue. The benefit of these credits has been passed through to the Company’s customers. The green power credit program expired December 2001. The Company did not receive Green Power Credits for the three months ended October 31, 2002. The California legislature has approved the continuation of the program beginning January 1, 2003.

3. Per Share Information

     The amount of net income (loss) used in the calculations of basic and diluted net loss per common share includes cumulative preferred dividend requirements of $18,654 and $17,300 for the three months ended October 31, 2001 and 2002, respectively.

     Basic and diluted net loss per common share is computed as follows:

	Three months ended October 31,

	2001	2002

Numerator:
Net loss	$(666,598)	$(526,288)
Preferred stock dividend	(18,654)	(17,300)

Loss applicable to common stock — Basic	(685,252)	(543,588)
Assumed conversion of preferred stock	—	—

Net loss — Dilutive	$(685,252)	$(543,588)

Denominator:
Average outstanding shares — Basic	27,836,368	27,333,407
Dilutive shares:
Exercise of stock options	—	—
Conversion of preferred stock into common stock	—	—

Average outstanding shares —Dilutive	27,836,368	27,333,407

     For the three months ended October 31, 2001 and 2002, the effects of the exercise of all stock options and warrants and the assumed conversion of preferred stock into common stock are anti-dilutive and have been excluded from the calculation of dilutive earnings per share information.

4. Investment in Summit Energy Ventures, LLC

     In July 2001, the Company formed Summit Ventures, LLC (“Summit”), a joint venture with Steven Strasser. Summit was formed to enable the Company to diversify its business by making investments in companies that manufacture products that conserve or manage electricity. In July 2001, Commonwealth made the initial capital contribution of $15.0 million to Summit, which, to date, represents the entire capital contribution to Summit. If Summit invests 75% of the initial $15,000,000 investment, the Company may, solely at its discretion, invest up to an additional $10.0 million in Summit. For purposes of financial reporting, the consolidated financial statements of the Company include the accounts of Summit as well as those of the Company’s wholly-owned subsidiaries.

     The Company’s joint venture partner in Summit, Steven Strasser, is the president and sole shareholder in Northwest Power Management (“NPM”), the investment manager of Summit. NPM is responsible for managing the funds that the Company has invested in Summit. All investments must be approved by Summit’s investment committee, which is comprised of three individuals, all of whom are appointed by Commonwealth. NPM manages the investment until such time as a decision to sell is made. When a sale of an investment to a third-party buyer is proposed, we have the option to buy out Summit’s interest in a specific investment on the same terms as the third-party buyer. The Company pays an annual management fee of $700,000 to the investment manager.

     The Company owns 100% of the preferred membership interest of Summit and 60% of the common membership interest. Steven Strasser owns the other 40% of the common membership interest. The Company’s preferred membership interest entitles the Company to a distribution preference equal to all of the Company’s initial invested capital plus an annual 10% preferred return before any funds are distributed to the holders of the common membership interests; net losses are allocated in accordance with capital contributions. In addition, the Company, as the preferred member, has a right of first refusal in the event of any issuance’s of new members interests and the right to purchase any of the investments acquired by Summit at any time during the agreement on terms mutually agreeable to both the investment manager and the Company.

     Summit’s termination date is June 29, 2006, which date may be extended for up to two additional one year periods by mutual agreement of the parties. Summit’s Investment Committee, which is comprised of three members appointed by the Company’s Board of Directors, must approve all investments to be made by Summit. Accordingly, because of this control over Summit’s investments, Summit financial statements are included in the Company’s consolidated financial statements.

     As of July 31, 2002, Summit had made investments in three energy related companies as follows:

Investee	Amount	% Ownership

Envenergy, Inc.	$2,029,669	8.73%
Turbocor, LLC	2,997,257	21.16%
Power Efficiency Corporation	2,425,471	28.00%

	$7,452,397

     Based on the percentage ownership levels, the Company accounts for Envenergy, Inc. at cost as an available for sale equity investment, and Turbocor, LLC and Power Efficiency Corporation under the equity method (“APB 18”). Under the equity method of accounting, the Company reports their proportionate amount of income and losses from the investment companies.

     Condensed balance sheet information for Summit at July 31, 2002 and October 31, 2002, which is included in the Company’s consolidated financial statements, is as follows:

	July 31, 2002	October 31, 2002

Assets:
Cash and cash equivalents	$6,411,306	$6,403,316
Prepaid management fees	350,000	175,000
Investments	7,452,397	7,241,464

	$14,213,703	$13,819,780

Members’ Equity	$14,213,703	$13,819,780

     The effect of Summit’s results of operations for the three months ended October 31, 2002 on the Company’s consolidated results of operations was a net loss of $0.4 million, comprised of $0.2 million of losses in investment companies and $0.2 million of investment management fees paid.

5. Other Current Liabilities

     Other current liabilities is comprised of the following at July 31, 2002 and October 31, 2002:

	July 31, 2002	October 31, 2002

Payroll and related	$999,246	$1,142,856
Legal accruals	1,571,753	870,355
Litigation awards	—	2,737,898
Unallocated shared profits	795,071	989,989
Other	942,014	2,014,370

	$4,308,084	$7,755,468

6. Property and Equipment, Net

     Property and equipment, net is comprised of the following at July 31, 2002 and October 31, 2002:

	July 31, 2002	October 31, 2002

Office furniture and equipment	$1,325,259	$1,334,164
Information technology equipment and systems	5,605,842	5,728,142
Leasehold improvements	125,438	125,438

	7,056,539	7,187,744
Less accumulated depreciation and amortization	(3,144,445)	(3,510,114)

	$3,912,094	$3,677,629

7. Restricted Cash and Intangible Assets

Restricted Cash

     Restricted cash consists of the following at July 31, 2002 and October 31, 2002:

	July 31, 2002	October 31, 2002

Short-term investments pledged as collateral for letters of credit in connection with agreements for the purchase of electric power	$7,774,655	$7,777,392
Cash and cash equivalents of Summit	6,411,306	6,403,316

	$14,185,961	$14,180,708

     The Company is required to pledge an amount equivalent to 45 days of energy purchases under the contracts for the purchase of electric power. The funds in Summit are committed to the purpose of investing in energy and energy related companies.

Intangible Assets

     The Company’s intangible assets represent the net unamortized costs of purchasing, in July 1999, the 1-800-Electric telephone number and the rights to eight internet domain names. The initial cost of these intangible assets was $1,050,000. Amortization expense for these intangible assets was $13,125 for the three months ended October 31, 2001 and 2002.

     In November 2001, the Company purchased certain rights to hire employees and contractors of their primary Information Technology vendor Symcas-TSG. The purchase agreement provided for a covenant prohibiting the principles of Symcas from competing or assisting either directly or indirectly any party in the development of any software for use in natural gas or electricity industries that provides similar functionality to any material module of the Company’s software for a period of 2 years. The cost of $303,028 related to this covenant was capitalized as an intangible asset and is to be amortized over the 2 year period. Amortization expense for this intangible asset was $33,670 for the three months ended October 31, 2002.

8. Shareholders’ Equity

Convertible Preferred Stock

     The convertible preferred stock provides cumulative dividends which accrue at an annual rate of 10% and are payable when declared by the Company. Cumulative unpaid dividends were $155,270 as of October 31, 2002. Each convertible preferred share is convertible into one share of the Company’s common stock at the shareholder’s discretion and has full voting rights. In addition, preferred shareholders are entitled to preferential liquidation rights over common stock in the amount of $1.00 per share plus an amount equal to all declared but unpaid dividends.

Common Stock

     At October 31, 2002, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock	775,000
Reserved for exercise of common stock warrants	100,000
Reserved for exercise of outstanding stock options	10,490,231

11,365,231

Stock Options

     The Company’s Board of Directors has approved grants of options to acquire a total of 13,206,325 shares of the Company’s common stock to the Company’s employees, outside directors and service providers. As of October 31, 2002, 10,490,231 of these stock options were outstanding.

     Stock option activity for the three months ended October 31, 2002 is set forth below:

Options Outstanding

		Exercise	Weighted-
	Number	Price	Average
	of Shares	per Share	Exercise Price

Balance at July 31, 2002	10,490,231	$.01—$3.75	$1.822
Options granted	—	—	—
Options exercised	—	—	—

Balance at October 31, 2002	10,490,231	$.01—$3.75	$1.822

     The Company’s 1999 Equity Incentive Plan (“Plan”) approved by the shareholders provides 7,000,000 shares available for grant and issuance to employees, officers, directors, independent contractors and advisors. There are no other equity compensation plans other than this Plan, with the exception of individual grants of warrants or options made by the Company’s Board of Directors from time to time. At October 31, 2002, the Company had granted options to purchase 2,904,500 shares under the Plan and options to purchase 7,585,731 shares of the Company's common stock outside the Plan, including options to purchase shares of common stock granted to the Company’s Chairman and Chief Executive Officer.

Warrants

     As part of the $15 million credit line agreement dated June 29, 2000, which expired June 29, 2002, the lender received warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $5.50 per share and expire on June 29, 2003. The fair value of the warrants was nominal at their date of issuance.

9. Income Taxes

     For the three months ended October 31, 2002, the Company’s benefit for income taxes was comprised of the following:

	Current	Deferred	Total

Federal	$—	$(136,428)	$(136,428)
State	—	—	—

Total	$—	$(136,428)	$(136,428)

     The Company’s net deferred tax asset as of October 31, 2002 was $4,848,834 and is net of a valuation allowance of $998,000. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

10. Commitments and Contingencies

Litigation

     On February 23, 2001, thirteen former employees filed a lawsuit against us in the Superior Court of the State of California in the County of Orange Superior Court (case number 01CC02611). The complaint was filed by David James and twelve other former employees. The plaintiffs’ complaint alleges claims for (a) unfair business practices, (b) breach of contract, and (c) fraud and intentional deceit. The plaintiffs allege, in summary, that they were formerly employed by the Company and are owed commissions and stock options from the Company under their alleged employment agreements and based on alleged representations that were made to them in the course of their employment. The Company filed a cross-complaint against the original plaintiffs asserting claims for (a) breach of contract; (b) unfair business practices; (c) misappropriation of trade secrets; (d) intentional interference with prospective economic advantage; (e) negligent interference with prospective economic advantage; (f) conversion; (g) slander; (h) prohibitory injunctive relief; (i) mandatory injunctive relief; and (j) declaratory relief. These claims are based upon written confidentiality agreements signed by the majority of the plaintiffs which the Company believes have been breached by the plaintiffs who are alleged to be wrongfully soliciting the Company’s investors and clients utilizing proprietary company materials and information. In addition, the Company filed a first amended cross-complaint that asserts additional cross-claims against plaintiff David James for rescission and restitution, fraud, money had and received, unjust enrichment and declaratory relief. In summary, the new claims asserted against Mr. James allege that Mr. James’ alleged employment contract and stock options were void or voidable and subject to rescission based on misrepresentations made to the Company by Mr. James. The plaintiffs are seeking, among other relief, damages in the amount of up to $10 million, plus costs and attorney fees. Commonwealth believes that it has satisfied its contractual obligations with respect to the plaintiffs and that there is no factual basis for the plaintiffs’ claim for damages. The Company’s dismissed its cross-complaint without prejudice. A jury trial was held in this matter beginning in October 2002. On December 10, 2002, the jury returned a verdict finding for the plaintiffs in the amount of $2.7 million of compensatory damages. The Company intends to file certain motions contesting the verdict.

     From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company’s consolidated financial condition or its consolidated results of operations.

11. Related Party Transactions

     On November 9, 2001, the Company entered into an agreement with Technical Service Group, Inc., doing business as Symcas-TSG (‘Symcas”) for the right to hire employees of, or independent contractors to, Symcas. Additionally, as part of the same agreement, Symcas transferred interest in and to all of the software that Symcas has developed for the Company. The agreement prohibits Symcas and its affiliates from developing any computer software for use in the natural gas or electricity industries that are similar to this software for a period of two years. Symcas previously performed substantially all of the Company’s software development information technology support and maintenance, and procurement of hardware and software.. On December 15, 2001, after the close of the agreement with Symcas, the Company hired Linda Guckert, an employee and officer of Symcas, to be the Company’s Vice President of Information Technology. The Company continues to utilize Symcas on a limited basis for its IT maintenance. For the three months ended October 31, 2002, the Company paid to Symcas a total of $403,728.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The primary business of Commonwealth Energy Corporation (“Commonwealth”) has been the sale of electric power to retail and commercial end-users in California and, beginning in January 2000, in Pennsylvania and the sale of electric power to wholesale customers in California and Pennsylvania. We are licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer and by the California, Michigan, Pennsylvania, New Jersey, New York, Texas and Ohio public utilities commissions as an electric services or electric generation supplier.

     As of October 31, 2002, we delivered electricity to approximately 87,000 customers in California and Pennsylvania. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us.

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

     As used in this Report, the terms “we”, “us”, “our”, “the Company” and “Commonwealth” refer to Commonwealth Energy Corporation, its wholly-owed subsidiaries and Summit Energy Ventures, LLC (“Summit”).

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

•	Independent system operator costs — Included in direct energy costs along with electric power purchased and scheduling coordination costs are the independent system operator (“ISO”) fees. The actual ISO costs are not finalized until a settlement process by the ISO is performed of each day’s activities of all grid participants. Prior to the completion of settlement, we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to record additional costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, as a result of market conditions in California during fiscal 2001, the credit-worthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. For example, Pacific Gas and Electric (“PG&E”), which declared bankruptcy, has withheld payments of approximately $1.1 million from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings. If other utilities declare bankruptcy, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales in California are estimated by the Company as the number of kilowatt-hours delivered times 95% of the individual Utility Purchased Energy cost as published by each individual utility for residential customers. Unbilled receivables from sales in Pennsylvania are estimated in the same manner, except using the average current customer sales price per kilowatt-hour.

•	Legal claims — From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Results of Operations

Three months ended October 31, 2002 compared to three months ended October 31, 2001

Retail energy sales

     Electricity sales to retail and commercial end-users increased by $13.6 million, or 73.0%, to $32.2 million for the three months ended October 31, 2002 from $18.6 million for the three months ended October 31, 2001. The increase resulted from an increase electricity retail sales in California and Pennsylvania and our entry into the Michigan market. The increase in California electricity retail sales was due primarily to an increase in kilowatt-

hours billed accompanied by an increase in retail energy prices. The average retail price per kWh in California during the three months ended October 31, 2002 was $0.086, as compared to $0.082 during the three months ended October 31, 2001. Total kilowatt-hours of electricity billed in California during the three months ended October 31, 2002 was 264.1 million compared to 149.1 million billed during the three months ended October 31, 2001. The year to year increase in kilowatt-hours billed in California was due to an increase in commercial end-users that the Company began servicing in October 2001. The increase in Pennsylvania electricity retail sales was due primarily to an increase in kilowatt-hours billed. The average retail price per kWh in Pennsylvania during the three months ended October 31, 2002 was $0.056 compared to $0.056 during the three months ended October 31, 2001. Total kilowatt hours of electricity billed in Pennsylvania during the three months ended October 31, 2002 was 191.2 million compared to 105.1 million billed during the three months ended October 31, 2001. The increase in kilowatt-hours billed in Pennsylvania was due to an increase in commercial end-users that the Company began servicing in June 2002. We began servicing customers in Michigan beginning September 2002, which contributed $0.1 million to the increase in retail energy sales.

     At October 31, 2002 we had approximately 87,000 customers compared to approximately 89,000 customers ar October 31, 2001. The decrease is the result of natural attrition, primarily of low usage residential customers.

Wholesale energy sales

     Wholesale electricity sales decreased by $6.9 million, or 83.0%, to $1.4 million during the three months ended October 31, 2002 from $8.3 million during the three months ended October 31, 2001. The decrease was primarily attributable to increasing our commercial and industrial customer base which reduced the excess kilowatt-hours that had to be sold in the wholesale market in both California and Pennsylvania. Total kilowatt-hours of wholesale electricity sold in California was 26.3 million during the three months ended October 31, 2002 compared to 117.9 million during the three months ended October 31, 2001. Total kilowatt-hours of wholesale electricity sold in Pennsylvania was 33.9 million during the three months ended October 31, 2002 compared to 168.3 million during the three months ended October 31, 2001. The average wholesale price per kWh in California during the three months ended October 31, 2002 was $.03 compared to $.03 during the three months ended October 31, 2001. The average wholesale price per kWh in Pennsylvania during the three months ended October 31, 2002 was $0.02 compared to $0.03 during the three months ended October 31, 2001.

Green Power Credit

     Green power credit revenue decreased by $1.2 million, or 100.0%, to $0.0 million during the three months ended October 31, 2002 from $1.2 million during the three months ended October 31, 2001. The green power credit decrease is due to the expiration of the green power credit program in December 2001. The California legislature has approved the continuation of the program beginning January 1, 2003.

Direct energy costs

     Direct energy costs increased to $25.5 million for the three months ended October 31, 2002, an increase of $0.7 million, or 2.7%, from $24.8 million for the three months ended October 31, 2001. This increase is primarily the result of increased direct energy costs in California during the three months ended October 31, 2002, partially offset by decreased direct energy costs in Pennsylvania. The addition of energy purchased for Michigan contributed $0.1 million to the increase in direct energy costs. The increase in direct energy costs in California was due to an increase in total kilowatt-hours purchased resulting from the need to service new retail customers accompanied by an increase is energy costs. Total kilowatt-hours purchased in California during the three months ended October 31, 2002 was 316.3 million, at an average price of $0.04 per kWh, compared to purchases made during the three months ended October 31, 2001 of 289.6 million at an average price of $0.03 per kWh. The decrease in direct energy costs in Pennsylvania resulted from an increase in the number of kWh purchased. Total kilowatt-hours purchased in Pennsylvania during the three months ended October 31, 2002 was 235.0 million at an average price of $0.04 per kWh compared to purchases during the three months ended October 31, 2001 of 285.3 million kilowatt-hours at an average price of $0.04 per kWh. The decrease in kWh purchased in Pennsylvania was due primarily to the expiration of an energy contract that was not replaced. An increase in scheduling costs to deliver energy to our customers in California, partially offset by a decrease in Pennsylvania scheduling costs, also contributed to the increase in direct energy costs. California scheduling costs increased to $0.8 million for the three months ended

October 31, 2002 from $0.5 million for the three months ended October 31, 2001. Pennsylvania scheduling costs decreased to $2.3 million for the three months ended October 31, 2002 from $3.2 million for the three months ended October 31, 2001.

Selling and marketing expenses

     Selling and marketing expenses increased $0.4 million, or 47.8%, to $1.3 million for the three months ended October 31, 2002 from $0.9 million for the three months ended October 31, 2001. The increase is primarily a result of a increase in marketing activities as the Company entered the Michigan market. Advertising costs increased by $0.3 million and public relation costs increased by $0.1 million.

General and administrative expenses

     General and administrative expenses increased to $5.4 million for the three months ended October 31, 2002, an increase of $1.3 million, or 31.79% from $4.1 million for the three months ended October 31, 2001. This increase was primarily the result of increased payroll expenses of $0.5 million, legal fees of $0.3 million, Pennsylvania gross receipt taxes of $0.6 million and depreciation expense of $0.1 million. The increase in payroll expenses is due to the hiring of software development employees who were formerly consultants to the Company. The increase in legal expenses is primarily related to litigation with former employees related to Stock option claims. The increase in depreciation expense is the result of software development costs of the TRIUMPH system. Pennsylvania gross receipts tax increased due to the increase in retail energy sales in Pennsylvania. These increases were partially offset by a decrease in consulting expenses for development of the TRIUMPH system.

Interest income,net

     Interest income decreased by $0.1 million, or 37.4%, to $0.2 million for the three months ended October 31, 2002 from $0.4 million for the three months ended October 31, 2001. The decrease is attributable to a decrease in the interest rate, partially offset by the reduction in interest expense due to the termination of our line of credit in June 2002. The average interest rate at October 31, 2002 was 1.35% compared to 2.59% for the three months ended October 31, 2001.

Equity Investments

     We recorded a loss equity investments were $0.2 million for the three months ended October 31, 2002 compared to no income or loss for the three months ended October 31, 2001. The loss on equity investments related to Summit Energy’s percentage ownership in Turbocor, LLC and Power Efficiency Corporation which are accounted for under the equity method.

Litigation awards

     The litigation award was $2.2 million for the three months ended October 31, 2002 compared to no income or loss for the three months ended October 31, 2001. The litigation award loss related to the jury award in the David James, et al. V. Commonwealth Energy Corporation Orange County Superior Court Case No. 01CC02611. Of the $2.7 million awarded on December 10, 2002, $0.5 million had been reserved during fiscal 1999.

Benefit for income taxes

     The benefit for income taxes increased by $0.4 million or 75.4% to a tax benefit of $0.1 million for the three months ended October 31, 2002 compared to a tax benefit of $0.5 million for the three months ended October 31, 2001. The increase is due primarily to the decrease in net loss before taxes to $0.7 million for the three months ended October 31, 2002 compared to a net loss of $1.2 million for the three months ended October 31, 2001.

Net loss

     Net loss decreased to $0.5 million for the three months ended October 31, 2002, an decrease of $0.2 million from the $0.7 million net loss for the three months ended October 31, 2001. This increase in net income is primarily attributable to a $4.8 million increase in gross margin offset by increases in selling and marketing expenses of $0.4 million, general and administrative costs of $1.3 million, and tax provision of $1.3 million, a loss of $0.2 million on equity investments, a decrease in net interest income of $0.1 million and a litigation award of $2.2 million.

Liquidity and Capital Resources

     As of October 31, 2002, cash and cash equivalents were $48.1 million, compared to $43.0 million at July 31, 2002. Our principal sources of liquidity to fund ongoing operations for the three months ended October 31, 2002 were cash provided by operations and existing cash and cash equivalents.

     Cash flow provided by operations for the three months ended October 31, 2002 was $5.1 million, an increase of $8.7 million compared with cash used in operations for the three months ended October 31, 2001 of $3.6 million. Cash was provided primarily by a decrease in net accounts receivable of $4.8 million, and increases in depreciation of $0.4 million, other current liabilities of $2.7 million and income taxes payable of $2.7 million. Cash used in operations consisted of a net loss of $0.5 million, decreases in accounts payable of $2.1 million an increase in deferred tax asset of $0.8 million, and increases in deposits and prepaids of $0.1 million.

     Cash flow used in investing activities for the three months ended October 31, 2002 was $0.05 million, a decrease of $0.3 million compared with cash used in investing activities of $0.4 million for the three months ended October 31, 2001. Cash used in investments consisted of $0.3 million for the development of TRIUMP offset by $0.2 million provided by Summit investments.

     Cash flow used in financing activities for the three months ended October 31, 2002 was less than $0.01 million, a decrease of $2.8 million compared to cash used of $2.8 million for the three months ended October 31, 2001. Interest paid on restricted cash of $0.005 million was offset by cash used in the repurchase of common stock of $0.01 million.

     As a result of market conditions in California during fiscal 2002, the credit-worthiness of several participants in the marketplace with whom we conduct business deteriorated significantly. PG&E withheld payments of approximately $1.1 million from its remittances to us. Although we have filed a proof of claim in PG&E’s bankruptcy proceedings to recover these amounts, there is no assurance that we will recover any of the payments withheld. Accordingly, we have established an allowance for doubtful accounts in the amount of these withholdings.

     As of October 31, 2002, $15 million in cash was invested in Summit. Under certain circumstances, we may, at our discretion, invest an additional $10 million in Summit. If this additional cash were invested with Summit, it would reduce the amount of cash that would otherwise be used for our growth initiatives. We are not obligated to make any further investment in Summit. In the event that the investment manager desires to cause Summit to issue membership interests to any other party, we shall have the right of first refusal to make the additional capital contribution on terms not less favorable as those proposed to such other party.

     On January 4, 2002, the Board of Directors of the Company approved a $10 million stock repurchase program. Under this program, the Company may purchase up to $10 million of its common stock, options and warrants, from time to time over an 18 month period, in open market or privately negotiated, subject to market conditions and other factors. As of October 31, 2002, no purchases of common stock, options or warrants have been made pursuant to this authority.

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

     The following table shows our contractual cash obligations and commercial commitments as of October 31, 2002

		For the nine months
		ending July 31,	For the years ending July 31.
	Total	2003	2004	2005

Electricity purchase contracts	$72,152,186	$38,787,564	$33,364,622	$—
Operating Leases	1,090,824	538,017	452,135	100,672

	$73,243,010	$39,325,581	$33,816,757	$100,672

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

     We continue to actively manage our counter party credit portfolio to attempt to reduce the impact of a potential counter party default. As of July 31, 2002, the majority of our courter parties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time and with no advance warning. This situation could have an adverse impact on the source of our electricity purchases.

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

Item 4. Controls and Procedures

     Commonwealth Energy management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a – 14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On August 16, 2001, Joseph P. Saline, one of our directors, filed an action in California Superior Court for Orange County (Case No. 01CC10657) seeking the production of certain corporate documents. We filed a motion seeking to limit Mr. Saline’s ability to distribute the corporate documents he was seeking. The trial court issued an order that prohibited Mr. Saline from disclosing or discussing those documents with anyone other than his attorney and other members of our Board of Directors. We provided Mr. Saline with copies of certain corporate documents under the protection of the court order. Mr. Saline filed an appeal, seeking to reverse the restrictions on his right to disclose or discuss the documents with third parties. On July 30, 2002, the California Court of Appeals reversed the order of the Superior Court that limited Mr. Saline’s ability to disseminate the documents. The Company filed a counter-claim in this case, alleging that Mr. Saline unlawfully disseminated confidential information belonging to the Company, breached his confidentiality agreement with Commonwealth, breached his fiduciary duty to the Company, and illegally taped recorded meetings.

     On October 29, 2001, Joseph P. Saline filed a civil claim against us in California Superior Court for Orange County (Case No. 01CC13887). In his complaint, Mr. Saline alleged that he is the holder of 352,000 shares of preferred stock, with two-for-one conversion and voting rights that differ with the rights set forth in the Certificate of Determination for our Series A Preferred Stock filed with the California Secretary of State. The Company answered and filed a cross-complaint for declaratory relief alleging that Mr. Saline violated federal securities laws, committed fraud and usurped a corporate opportunity in connection with certain purchases of our securities. We also filed an answer disputing Mr. Saline’s claims. Mr. Saline filed a request for a preliminary injunction prior to the Company’s 2001 annual meeting of shareholders. On May 15, 2002, in connection with another pending lawsuit filed by Mr. Saline and others, which is described below, we entered into a settlement agreement with the plaintiffs, pursuant to which, among other things, we agreed to submit these pending lawsuits that Mr. Saline has filed against us to professional mediation. The parties attended a mediation proceeding, but were unable to reach a settlement. Mr. Saline filed a request for a preliminary injunction prior to the Company’s 2001 annual meeting of shareholders. On November 14, 2001, the court issued an interim court order prohibiting the Company from refusing to recognize that Mr. Saline owns 352,000 of preferred stock, convertible into Common Stock and entitled to vote on a two-for-one basis, pending final resolution of the case. On November 14, 2002, the court, after finding that the shares were “void” as a matter of law, issued an order dissolving the interim court order. Accordingly, the Company is not currently required to recognize that Mr. Saline owns the disputed shares of preferred stock at this time. The Company continues to vigorously defend this lawsuit. This lawsuit is still pending.

     On February 23, 2001, thirteen former employees filed a lawsuit against us in the Superior Court of the State of California in the County of Orange Superior Court (case number 01CC02611). The complaint was filed by David James and twelve other former employees who worked with David James in raising investment capital. The plaintiffs’ complaint had alleged claims for (a) unfair business practices, (b) breach of contract, and (c) fraud and intentional deceit. The plaintiffs allege, in summary, that they were formerly employed by the Company and are owed commissions and stock options from the Company under their alleged employment agreements and based on alleged representations that were made to them by former Officers of Company in the course of their employment. The Company filed a cross-complaint asserting claims for (a) breach of contract; (b) unfair business practices; (c) misappropriation of trade secrets; (d) intentional interference with prospective economic advantage; (e) negligent interference with prospective economic advantage; (f) conversion; (g) slander; (h) prohibitory injunctive relief; (i) mandatory injunctive relief; and (j) declaratory relief which we dismissed without prejudice. These claims are based upon written confidentiality agreements signed by the majority of the plaintiffs which the Company believes have been breached by the plaintiffs who are alleged to be wrongfully soliciting the Company’s investors and clients utilizing proprietary company materials and information. In addition, the Company filed a first amended cross-complaint that asserted additional cross-claims against plaintiff David James for rescission and restitution, fraud, money had and received, unjust enrichment and declaratory relief. In summary, the new claims asserted against Mr. James allege that Mr. James’ alleged employment contract and stock options were void or voidable and subject to rescission based on misrepresentations made to the Company by Mr. James. Commonwealth dismissed its cross-complaint without prejudice. The plaintiffs sought, among other relief, damages in the amount of up to $10 million, plus costs and attorney fees. Commonwealth believes that it has satisfied its contractual obligations with respect to the plaintiffs and that there is no factual basis for the plaintiffs’ claim for breach of contract damages or any other damages. A jury trial was held in this matter beginning in October 2002. On December 10, 2002, the jury returned a verdict finding for the plaintiffs in the amount of $2.7 million of compensatory damages. The Company intends to file certain motions contesting the verdict.

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

Item 5. Other Information

     The Company has rescheduled its next annual meeting of the shareholders to January 21, 2003 from January 7, 2003.

Item 6. Exhibits and Reports on Form 8-K

     The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (“Commission”) as part of this Quarterly Report on Form 10-Q.

(a)	Exhibits.

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, pursuant to 18 U.S.S. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, pursuant to 18 U.S.S. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the three months ended October 31, 2002, Commonwealth Energy Corporation filed one Current Report on Form 8-K dated and filed with the Commission, on September 25, 2002, disclosing for Regulation FD purposes under Item 9 a letter dated September 23, 2002 sent by Ian Carter to the shareholders of Commonwealth Energy Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Energy Corporation

Date: December 16, 2002	By:	/S/ IAN B. CARTER

Ian B. Carter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2002	By:	/S/ JAMES L. OLIVER

James L. Oliver
Chief Financial Officer
(Principal Financial Officer)

Date: December 16, 2002	By:	/S/ SCOTT A. PETTERSON

Scott A. Petterson
Vice President – Finance and Controller
(Principal Accounting Officer)

CERTIFICATION

I, Ian B. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commonwealth Energy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ IAN B. CARTER

Ian B. Carter
Chairman and Chief Executive Officer

CERTIFICATION PUSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE
ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Oliver, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commonwealth Energy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ JAMES OLIVER

James L. Oliver
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, pursuant to 18 U.S.S. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, pursuant to 18 U.S.S. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.