Form 10-Q
period 2003-04-30
COMMONWEALTH ENERGY CORP
filed 2003-06-13
CIK 1156443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-33069

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of June 10, 2003, 27,644,567 shares of the registrant’s common stock were outstanding.

COMMONWEALTH ENERGY CORPORATION

Form 10-Q
For the Period Ended April 30, 2003

FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy, expansion opportunities, extension of the Company’s business model, customer demand and future growth. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company’s financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that may cause such differences include: (a) legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, (b) volatility in commodity prices and interest rates, (c) the extent and timing of the entry of additional competition in the markets of Commonwealth Energy’s subsidiaries, (d) the Company’s dependence upon a limited number of third parties to generate and supply to the Company electricity, timely perform their contracts with the Company, (e) the Company’s dependence upon a limited number of utilities to transmit and distribute the electricity the Company sells to its customers and to timely perform their contracts with the Company, (f) the Company’s ability to obtain credit necessary to support future growth and profitability, (g) the Company’s continued ability to obtain and maintain licenses from the states in which the Company operates and (h) the Company’s credit risks and other factors detailed in the Company’s periodic reports and registration statements filed with the SEC. Other important factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results”, herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2003	July 31, 2002

Current assets:	(Unaudited)
Cash and cash equivalents	$46,157,423	$43,042,229
Accounts receivable:
Billed	15,523,073	15,364,735
Unbilled	8,550,372	8,512,982

	24,073,445	23,877,717
Less allowance for doubtful accounts	(3,610,396)	(2,537,846)

Net accounts receivable	20,463,049	21,339,871
Prepaid income taxes	1,614,656	1,920,688
Deferred tax asset	2,858,422	1,850,000
Prepaid expenses and other assets	5,147,054	3,965,655

Total current assets	76,240,604	72,118,443
Property and equipment, net	3,127,872	3,912,094
Restricted cash	18,799,046	14,185,961
Investments	7,240,347	7,452,397
Other assets:
Intangible assets	1,021,474	1,069,928
Deposits and notes receivable	295,888	371,282
Deferred tax asset	1,429,858	2,118,481

Total other assets	2,747,220	3,559,691

Total assets	$108,155,089	$101,228,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,546,761	$8,968,289
Other current liabilities	5,311,518	4,308,084

Total current liabilities	18,858,279	13,276,373
Commitments and contingencies
Shareholders’ equity:
Preferred stock — 10,000,000 shares authorized with no par value; 1,000,000 shares designated Series A Convertible Preferred Stock, 609,000 shares issued and outstanding at April 30, 2003 and July 31, 2002	692,621	819,971
Common stock — 50,000,000 shares authorized with no par value; 27,644,567 and 27,168,032 shares issued and outstanding at April 30, 2003 and July 31, 2002, respectively	57,511,667	57,148,272
Retained earnings	31,092,522	29,983,970

Total shareholders’ equity	89,296,810	87,952,213

Total liabilities and shareholders’ equity	$108,155,089	$101,228,586

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2003	2002	2003	2002

Retail energy sales	$35,721,201	$24,684,620	$98,374,000	$62,790,750
Wholesale energy sales	2,123,562	3,402,403	4,912,180	17,244,756

Total energy sales	37,844,763	28,087,023	103,286,180	80,035,506
Green power credits	(3,983)	(22,108)	(3,983)	2,406,856

Total revenue	37,840,780	28,064,915	103,282,197	82,442,362
Direct energy costs	29,324,938	19,932,674	78,746,370	63,001,854

Gross margin	8,515,842	8,132,241	24,535,827	19,440,508
Selling and marketing expenses	1,006,269	809,455	3,339,560	2,593,675
General and administrative expenses	5,486,840	5,182,263	16,937,827	15,339,449
Stock-based compensation	—	—	—	(742,500)

Income from operations	2,022,733	2,140,523	4,258,440	2,249,884
Other income and expense:
Interest income	161,397	248,668	611,019	1,068,414
Interest expense	—	(98,893)	—	(299,396)
Loss on equity investments	(268,442)	—	(649,264)	—
Litigation award	—	—	(2,200,000)	—

Total other income and expenses	(107,045)	149,775	(2,238,245)	769,018

Income before provision for income taxes	1,915,688	2,290,298	2,020,195	3,018,902
Provision for income taxes	820,000	907,890	863,893	1,199,944

Net income	$1,095,688	$1,382,408	$1,156,302	$1,818,958

Net income per common share:
Basic	$.04	$.05	$.04	$.07

Diluted	$.04	$.05	$.04	$.06

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30,

	2003	2002

Cash Flows From Operating Activities
Net income	$1,156,302	$1,818,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,097,270	952,251
Amortization	174,054	39,375
Provision for doubtful accounts	1,072,550	2,132,713
Stock-based compensation charges	—	(742,500)
Tax benefit from stock option exercises	362,605	—
Deferred income taxes	(319,799)	1,672,940
Changes in operating assets and liabilities:
Billed accounts receivable	(158,338)	(380,356)
Unbilled accounts receivable	(37,390)	(3,066,792)
Green power credits receivable	—	1,176,611
Prepaid expenses and other assets	(799,973)	(1,543,310)
Accounts payable	4,578,472	(990,405)
Accrued expenses	1,003,434	(4,303,189)

Net cash provided by (used in) operating activities	8,129,187	(3,233,704)
Cash Flows From Investing Activities
Purchases of property and equipment	(313,048)	(1,401,736)
Purchase of intangible assets	(125,600)	—
Summit Energy investments	212,050	(5,049,198)

Net cash used in investing activities	(226,598)	(6,450,934)
Cash Flows From Financing Activities
Repayments of borrowings under line of credit	—	(370,225)
Decrease/(Increase) in restricted cash	(4,613,085)	7,016,019
Dividends paid on preferred stock	(92,100)	(30,196)
Repurchase of preferred stock	(83,000)	(62,500)
Repurchase of common stock	(13,750)	(2,400,000)
Net cash used in settlement of employee stock option dispute	—	2,500
Proceeds from exercise of stock options	14,540	20,650

Net cash provided by (used in) financing activities	(4,787,395)	4,176,248

Increase (decrease) in cash and cash equivalents	3,115,194	(5,508,390)
Cash and cash equivalents at beginning of period	43,042,229	41,114,046

Cash and cash equivalents at end of period	$46,157,423	$35,605,656

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$—	$299,396

Income taxes	$1,903,000	$692,255

Non-cash item:
Litigation award	$2,200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

     Commonwealth Energy Corporation (the “Company”) was incorporated on August 15, 1997. The Company’s primary business has been the sale of electric power to retail customers in California, Pennsylvania and, beginning September 2002, in Michigan. In August 2000, the Company began to sell its excess electric power to wholesale customers in California and Pennsylvania. The Company is licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer, by California as an Electric Service Provider, by Pennsylvania as an Electric Generation Supplier and by Michigan as an Alternative Electric Supplier. The Company plans to enter newly deregulated electric power markets in the future.

     The electric power sold by the Company to its retail customers is delivered to the Company’s customers by incumbent utilities that are called Utility Distribution Companies (“UDCs”) in California and Michigan and Electric Distribution Company (“EDC”) in Pennsylvania. These incumbent utilities measure electric power usage by the Company’s customers and bill the customers on behalf of the Company. There are three UDCs in California, one EDC in Pennsylvania and one UDC in Michigan which conduct these activities on behalf of the Company.

     The Company’s operations have been in one reportable segment, the domestic electricity distribution industry.

Basis of Presentation

     The condensed consolidated interim financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries and Summit Energy Ventures, LLC (“Summit”). All intercompany transactions have been eliminated in consolidation.

     The condensed consolidated interim financial statements as of April 30, 2003 and for the three and nine month periods ended April 30, 2002 and 2003 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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

     This report on Form 10-Q for the quarter ended April 30, 2003 should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

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

     The Company’s net revenue, including green power credits, is derived from sales to the following classes of customers:

	Three months ended April 30,		Nine months ended April 30,

	2003	2002	2003	2002

Residential and commercial end users	$35,717,218	$24,662,512	$98,370,017	$65,197,606
Wholesale	2,123,562	3,402,403	4,912,180	17,244,756

	$37,840,780	$28,064,915	$103,282,197	$82,442,362

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

Property and Equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is provided over their estimated useful lives, generally five to ten years, using the straight-line method. Expenditures for maintenance, repairs and renewals are expensed as incurred. The Company capitalizes certain software development costs incurred on significant projects for internal use in accordance with provisions of AICPA Statement of Position 98-1, Accounting for Software Costs. Qualifying internal and external costs, consisting primarily of third-party system development costs incurred during the application development stage, are capitalized and amortized on the straight-line method over five years.

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

Stock-Based Compensation

     At April 30, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation costs are reflected in net income for the three and nine month periods ended April 30, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended April 30,		Nine months ended April 30,

	2003	2002	2003	2002

Net income as reported	$1,095,688	$1,382,408	$1,156,302	$1,818,958
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	95,411	95,411	286,231	286,231

Pro forma net income	$1,000,277	$1,286,997	$870,071	$1,532,727

Earnings per share:
Basic – as reported	$0.04	$0.05	$0.04	$0.07

Basic – pro forma	$0.04	$0.05	$0.03	$0.06

Diluted – as reported	$0.04	$0.05	$0.04	$0.06

Diluted – pro forma
	$0.04	$0.04	$0.03	$0.05

Concentration of Credit Risk

     The Company’s concentration of credit risk with respect to accounts receivable is limited due to the large number of customers who are spread primarily throughout California, Pennsylvania and Michigan. In addition, the Company maintains allowances for potential credit losses.

     As of April 30, 2003, 82.6% of the Company’s billed and unbilled receivables are due from a large number of residential and commercial end users in California, Pennsylvania and Michigan who are billed by and make remittances to the UDC’s or the EDC that deliver their electricity which, in turn, forward such remittances to the Company. One of the UDC’s, Pacific Gas and Electric (“PG&E”), filed for bankruptcy in April 2001 and has withheld from payment to the Company a portion of the remittances due to the Company. The Company has filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts which approximated $1,104,000 at April 30, 2003. The Company has provided fully for these disputed amounts in its allowance for doubtful accounts. The Company does not have any similar disputes with its other UDC’s.

     The remainder of the Company’s billed and unbilled accounts receivable represent the Company’s direct billing of certain large commercial and industrial customers amounting to $4,015,991 at April 30, 2003. The Company also has receivables from three wholesale customers in the amount of $612,781 at April 30, 2003.

     No customer has accounted for more than 10% of net revenue in the three and nine months ended April 30, 2003. During the three months ended April 30, 2002, no customer accounted for more than 10% of net revenue. During the nine months ended April 30, 2002, wholesale energy sales to PJM Interconnection in Pennsylvania represented approximately 12% of the Company’s total net revenue.

Recent Accounting Pronouncements

     On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (Statement 148). Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company has adopted the disclosure provisions of Statement 148.

2. Market and Regulatory Risks

California Deregulated Electric Power Markets

     California has been experiencing extreme fluctuations in the cost of wholesale energy since May 2000. During the summer of 2000 and winter of 2001, the price of electricity in wholesale markets reached unprecedented highs. Since the winter of 2001, the price of electricity has returned to near historical levels. In reaction to this crisis, FERC, the California Public Utilities Commission (“CPUC”), the State Legislature and the Governor have proposed a varying number of methods to help restore price stability to the California electricity marketplace. On September 20, 2001, the CPUC issued a ruling suspending “direct access” pursuant to legislation by the California state legislature requiring the CPUC to suspend “direct access” in California. The suspension of “direct access” means that retail electricity suppliers, such as the Company, will not be allowed to actively seek non-direct access customers. This ruling permits the Company to keep its current customer base and continue to sign other direct access customers from other providers, but prohibits the Company from signing up new non-direct access customers for an undetermined period of time. The Company is actively seeking relief from this ruling.

     In July 2002, the CPUC issued an interim order implementing a Historical Procurement Charge (“HPC”) sought by Southern California Edison (“SCE”). The interim order authorizes SCE to collect $391 million in HPC charges from all DA customers by reducing their Procured Energy Credit (“PE Credit”) $0.027 per kWh beginning July 27, 2002. The lowered PE Credit will continue until an exit fee for direct access (“DA”) customers has been approved by the CPUC, which will then be reduced to $0.01 per kWh until the $391 million is fully collected. For the nine months ended April 30, 2003, the HPC charges have impacted the Company’s pretax earnings by a range of $3.6 million to $4.9 million and the Company believes this trend will continue in the same range for the remainder of this fiscal year. The Company is unable to precisely determine the actual HPC charges applied to its customers by SCE because there are different charges by type of customer and this charge is only on the electricity usage above the monthly baseline amount. While these charges have a significant impact on the Company’s revenue and cash flow, the Company does not expect that it will preclude it from participating in the California market. SCE is currently seeking to change the terms of the interim order to seek to recover additional procurement shortfall revenue by increasing the HPC. The CPUC has not yet made a determination with respect to SCE’s request.

Commitments to Purchase Electric Power

     For the California market, the Company’s primary purchase contract with Calpine Power Services Company, to acquire 3,000 MGH of electric power per day expired on June 30, 2002. The Company has entered into a series of new contracts to purchase electricity energy covering approximately 73% of the current load servicing requirements. The Company is obligated to minimum electric purchases of $6.3 million for the year ending July 31, 2003 and $11.4 million thereafter under these commitments.

     For the Pennsylvania market, the Company has entered into various contractual arrangements for the purchase of electric power through May 2004. The Company is obligated to minimum electric power purchases of $9.4 million for the year ending July 31, 2003, and $21.3 million thereafter under these contracts.

     For the Michigan market, the Company has entered into two two year contracts with DTE Energy Trading to purchase the full requirements service product to service the Company’s customer load. This full requirements service product includes energy and all scheduling costs.

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

California Green Power Credits

     The State of California enacted the Public Purpose Program which established a $540 million fund to provide overall incentives to suppliers of “green” power to initially reduce, among other things, the net costs of such power to certain consumers by $0.015 per kWh which effective July 31, 2000, has been at a rate of $0.01 per kWh. The Company received green power credits of $2,406,856 for the nine months ended April 30, 2002, which were included in the Company’s net revenue. The benefit of these credits was passed through to the Company’s customers in the form of discounted electricity rates. The green power credit program expired December 2001. Nevertheless, the Company has continued to sell electricity to these customers at the discounted rate. The Company did not receive green power credits for the nine months ended April 30, 2003. The California legislature is considering legislation which could result in the payment of back green power credits from the date of the expiration of the program in 2001. However, the legislature may also permanently terminate the payment of green power credits for customers and/or use green power credits as an incentive to those who produce green power. Until the California legislature acts, there can be no assurance whether the Company will receive any future revenues from the green power credit program.

3. Per Share Information

     The amount of net income used in the calculations of basic and diluted net income per common share includes cumulative preferred dividend requirements of $15,225 and $17,300 for the three months ended April 30, 2003 and 2002, respectively and $47,750 and $53,254 for the nine months ended April 30, 2003 and 2002, respectively.

     Basic and diluted net income per common share is computed as follows:

	Three months ended April 30,		Nine months ended April 30,

	2003	2002	2003	2002

Numerator:
Net income	$1,095,688	$1,382,408	$1,156,302	$1,818,958
Preferred stock dividend	(15,225)	(17,300)	(47,750)	(53,254)

Income applicable to common stock — Basic	1,080,463	1,365,108	1,108,552	1,765,704
Assumed conversion of preferred stock	15,225	17,300	47,750	53,254

Net income — Dilutive	$1,095,688	$1,382,408	$1,156,302	$1,818,959

Denominator:
Average outstanding shares — Basic	27,644,567	27,167,071	27,357,396	27,360,116
Dilutive shares:
Exercise of stock options	217,011	3,063,780	1,883,717	3,327,188
Conversion of preferred stock into common stock	609,000	609,000	609,000	636,500

Average outstanding shares —Dilutive	28,470,578	30,839,851	29,850,113	31,323,804

     For all periods presented, the effects of stock options with exercise prices in excess of the estimated fair value of the Company’s common stock and of the exercise of warrants have been excluded from the calculation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

4. Investment in Summit Energy Ventures, LLC

     In July 2001, the Company formed Summit Energy Ventures, LLC (“Summit”), a joint venture with Steven Strasser. Summit was formed to enable the Company to diversify its business by making investments in companies that manufacture products that conserve or manage electricity. In July 2001, the Company made the initial capital contribution of $15,000,000 into Summit, which, to date, represents the entire capital contribution to Summit. If Summit invests 75% of the initial $15,000,000 investment, the Company may, solely at its discretion, invest up to an additional $10,000,000 in Summit. For purposes of financial reporting, the consolidated financial statements of the Company include the accounts of Summit as well as those of the Company’s wholly-owned subsidiaries.

     The Company’s joint venture partner in Summit, Steven Strasser, is the president and sole shareholder in Northwest Power Management (“NPM”), the investment manager of Summit. NPM is responsible for managing the funds that the Company has invested in Summit. All investments must be approved by Summit’s investment committee, which is comprised of three individuals, all of whom are appointed by the Company. NPM manages the investment until such time as a decision to sell is made. When a sale of an investment to a third-party buyer is proposed, the Company has the option to buy out Summit’s interest in a specific investment on the same terms as the third-party buyer. The Company pays an annual management fee of $700,000 to the investment manager.

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

     Summit is to exist through June 29, 2006, which date may be extended for up to two additional one year periods by mutual agreement of the parties. Because the Company appoints all of the members of the Summit Investment Committee, and, therefore, controls Summit’s investments, Summit’s financial statements are included in the Company’s consolidated financial statements.

     Through April 30, 2003, Summit had made original investments in three energy related companies as follows:

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

     Condensed balance sheet information for Summit at April 30, 2003 and July 31, 2002, which is included in the Company’s consolidated financial statements, is as follows:

	April 30, 2003	July 31, 2002

Assets:
Cash and cash equivalents	$5,550,925	$6,411,306
Accounts receivable	39,198	—
Prepaid management fees	175,000	350,000
Investments	7,240,347	7,452,397

	$13,005,470	$14,213,703

Members’ Equity	$13,005,470	$14,213,703

     The effect of Summit’s results of operations for the three months ended April 30, 2003 on the Company’s consolidated results of operations was a net loss of $0.5 million, comprised of $0.3 million of losses in investment companies and $0.2 million of investment management fees paid.

     On May 8, 2003, Summit entered into a financing transaction with Power Efficiency Corporation (“PEC”). The terms of this financing transaction provide a Revolving Credit Note, under which PEC may incur up to an aggregate principal amount of $1.0 million of secured indebtedness. PEC has pledged as collateral all tangible and intangible property and fixtures of every kind and nature, including all cash deposit accounts, materials, equipment, inventory and intellectual property. The unpaid principal together with interest shall accrue simple interest at the rate of 15% per annum. The Revolving Credit Note is due and payable in full on December 31, 2003. See Note 12 Subsequent Events.

5. Other Current Liabilities

     Other current liabilities are comprised of the following at April 30, 2003 and July 31, 2002:

	April 30, 2003	July 31, 2002

Payroll and related	$792,278	$999,246
Legal accruals	285,655	1,571,753
Litigation awards	2,737,898	—
Unallocated shared profits	493,535	795,071
Other	1,002,152	942,014

	$5,311,518	$4,308,084

6. Property and Equipment, Net

     Property and equipment, net is comprised of the following at April 30, 2003 and July 31, 2002:

	April 30, 2003	July 31, 2002

Office furniture and equipment	$1,349,580	$1,325,259
Information technology equipment and systems	5,875,961	5,605,842
Leasehold improvements	144,046	125,438

	7,369,587	7,056,539
Less accumulated depreciation and amortization	(4,241,715)	(3,144,445)

	$3,127,872	$3,912,094

7. Restricted Cash and Intangible Assets

Restricted Cash

     Restricted cash consists of the following at April 30, 2003 and July 31, 2002:

	April 30, 2003	July 31, 2002

Short-term investments pledged as collateral for letters of credit in connection with agreements for the purchase of electric power	$9,141,274	$7,774,655
Short-term investments pledged as collateral for an appeals bond in connection with a potential litigation award	4,106,847	—
Cash and cash equivalents of Summit	5,550,925	6,411,306

	$18,799,046	$14,185,961

     The Company is required to pledge an amount equivalent to 45 days of energy purchases under certain contracts for the purchase of electric power. In addition, the Company is required to pledge an amount equivalent to one and one-half the amount awarded by the jury in the David James, et al court case (also see Note 10 – Litigation), as collateral for an appeal bond, while it seeks to have the $2.7 million verdict for the plaintiffs set aside on appeal. The funds in Summit are committed to the purpose of investing in energy and energy related companies.

Intangible Assets

     The Company’s intangible assets represent the net unamortized costs of purchasing, in July 1999, the 1-800-Electric telephone number and the rights to eight internet domain names. The initial cost of these intangible assets was $1.05 million. Amortization expense for these intangible assets was $39,375 for each of the nine month periods ended April 30, 2003 and 2002.

     In November 2001, the Company purchased certain rights to hire employees and contractors of their primary information technology vendor, Symcas Technical Services Group, Inc., doing business as Symcas-TSG (“Symcas”). The purchase agreement contained a covenant not to compete prohibiting the principals of Symcas from competing with the Company’s software product or directly or indirectly assisting others to develop a software product similar to the Company’s software product for a period of two years. The cost of $303,028 related to this covenant was capitalized as an intangible asset and is being amortized over a two year period. Amortization expense for this intangible asset was $50,505 and $134,679 for the three and nine month periods ended April 30, 2003.

8. Shareholders’ Equity

Convertible Preferred Stock

     The Company’s Series A Convertible Preferred Stock provides cumulative dividends which accrue at an annual rate of 10% which are payable when, as and if declared by the Company’s Board of Directors. On December 20, 2002, the Company paid a cash dividend of $0.15 per share on its outstanding Series A Convertible Preferred Stock to the holders of record of the Company’s Series A Convertible Preferred Stock as of December 16, 2002. Cumulative unpaid dividends were $83,620 as of April 30, 2003. Each convertible preferred share is convertible into one share of the Company’s common stock at the shareholder’s discretion and has full voting rights. In addition, preferred shareholders are entitled to preferential liquidation rights over common stock in the amount of $1.00 per share plus an amount equal to all declared but unpaid dividends.

Common Stock

     At April 30, 2003, the Company has reserved the following shares of its common stock for issuance upon conversion of the issued and outstanding shares of convertible preferred stock, exercise of warrants and exercise of outstanding stock options:

Reserved for conversion of convertible preferred stock	609,000
Reserved for exercise of common stock warrants	100,000
Reserved for exercise of outstanding stock options	7,014,000

7,723,000

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

Stock Options

     The Company’s Board of Directors has approved grants of options to acquire a total of 13,206,325 shares of the Company’s Common Stock to the Company’s employees, outside directors and service providers. As of April 30, 2003, 7,014,000 of these stock options were outstanding.

     Stock option activity for the nine months ended April 30, 2003 is set forth below:

	Options Outstanding

		Exercise	Weighted-
	Number	Price	Average
	of Shares	per Share	Exercise Price

Balance at July 31, 2002	10,490,231	$.01 — $3.75	$1.824
Options granted	—	—	—
Options exercised	482,535	.01 — 1.00	.031
Options expired or forfeited	2,993,696	.01 — 2.75	.401

Balance at April 30, 2003	7,014,000	$.25 — $3.75	$2.548

     The Company’s 1999 Equity Incentive Plan (“Plan”) approved by the shareholders provides for the granting of stock options for up to an aggregate of 7,000,000 shares of Common Stock of the Company. In addition, the Company’s Board of Directors has from time to time made individual grants of warrants or options outside the Plan. At April 30, 2003, the Company had granted options to purchase 2,767,000 shares of Common Stock under the Plan and granted options to purchase 4,247,000 shares of Common Stock outside the Plan, in each case after giving effect to expirations and cancellations.

Warrants

     As part of the $15 million credit line agreement dated June 29, 2000, which expired June 29, 2002, the lender received warrants to purchase 100,000 shares of Common Stock. The warrants are exercisable at $5.50 per share and expire on June 29, 2003. The fair value of the warrants was nominal at their date of issuance.

9. Income Taxes

     For the nine months ended April 30, 2003, the Company’s provision for income taxes was comprised of the following:

	Current	Deferred	Total

Federal	$659,018	$(224,773)	$434,245
State	524,321	(94,673)	429,648

Total	$1,183,339	$(319,446)	$863,893

     The Company’s net deferred tax asset as of April 30, 2003 was $4,288,280 and is net of a valuation allowance of $819,333. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

10. Commitments and Contingencies

Litigation

     On February 23, 2001, thirteen former employees filed a lawsuit against the Company in the Superior Court of the State of California in the Orange County Superior Court (case number 01CC02611). The complaint was filed by David James and twelve other former employees. The plaintiffs’ complaint alleges claims for (a) unfair business practices, (b) breach of contract, and (c) fraud and intentional deceit. The plaintiffs allege, in summary, that they were formerly employed by the Company and are owed commissions and stock options from the Company under their alleged employment agreements and based on alleged representations that were made to them in the course of their employment. The plaintiffs were seeking, among other relief, damages in the amount of up to $10 million, plus costs and attorney fees. The Company believes that it has satisfied its contractual obligations with respect to the plaintiffs and that there is no factual basis for the plaintiffs’ claim for damages. On December 10, 2002, the jury returned a verdict finding for the plaintiffs in the amount of $2.7 million of compensatory damages. In January 2003, we filed post-trial motions in the lawsuit filed against us by thirteen former employees in the Superior Court of the State of California in the County of Orange Superior Court (case number 01CC02611) for a new trial and for a judgment notwithstanding the verdict, seeking to have the $2.7 million verdict for the plaintiffs set aside. In March 2003, the court denied the Company’s post-trial motions for a new trial and for a judgment notwithstanding the verdict in the lawsuit filed against us by thirteen former employees in the Superior Court of the State of California in the County of Orange Superior Court (case number 01CC02611). The Company filed a notice of appeal in March 2003, seeking reversal of the judgment in favor of the plaintiffs with respect to the $2.7 million jury verdict. The Company’s appeal is currently pending.

     From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company’s financial condition or its results of operations.

11. Related Party Transactions

     On November 9, 2001, the Company purchased certain rights to hire employees and contractors of their primary information technology vendor, Symcas. Additionally, as part of the same agreement, Symcas transferred interest in and to all of the software that Symcas has developed for the Company. The purchase agreement contained a covenant not to compete prohibiting the principals of Symcas from competing with the Company’s software product or directly or indirectly assisting others to develop a software product similar to the Company’s software product for a period of two years. Symcas previously performed substantially all of the Company’s software development information technology support and maintenance, and procurement of hardware and software. On December 15, 2001, after the close of the agreement with Symcas, the Company hired Linda Guckert, an employee and officer of Symcas, to be the Company’s Vice President of Information Technology. The Company continues to utilize Symcas on a limited basis for its IT maintenance. For the three and nine month periods ended April 30, 2003, the Company paid to Symcas a total of $71,144 and $552,859, respectively.

12. Subsequent Events

     On May 8, 2003, Summit Energy Ventures, LLC (“Summit”) entered into a financing transaction with Power Efficiency Corporation (“PEC”). The terms of this financing transaction provide a Revolving Credit Note, under which PEC may incur up to an aggregate principal amount of $1.0 million of secured indebtedness. PEC has pledged as collateral all tangible and intangible property and fixtures of every kind and nature, including all cash deposit accounts, materials, equipment, inventory and intellectual property. The unpaid principal together with interest shall accrue simple interest at the rate of 15% per annum. The Revolving Credit Note is due and payable in full on December 31. 2003. Prior to this transaction Summit was limited in its ability to vote its shares. Summit was entitled to vote such number of shares of Series A-1 Convertible Preferred Stock that equaled 28% of the outstanding shares of Common Stock entitled to vote on the date of such shareholder vote. This financing transaction removed this limitation and currently each share of Series A-1 Convertible Preferred Stock is entitled to such number of votes equal to the number of shares of Common Stock each share of Series A-1 Convertible Stock is convertible into.

     A second event which increased the voting power of Summit in Power Efficiency Corporation was the issuance by PEC of Common Stock in a private placement. PEC recently entered into a stock purchase agreement to sell shares to a foreign company in sales exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S. The sales will occur over various times and prices with the price per share being no lower than $0.25 per share. The terms of the Series A-1 Convertible Preferred Stock owned by Summit provide for an adjustment of the conversion price in the event Power Efficiency Corporation issues stock at a price less than $0.53 per share. As a result of stock being sold at $0.25 per share, each Series A-1 Convertible Preferred Stock that was originally convertible into Common Stock at a rate of two shares of Common Stock for each share of Series A-1 Convertible Preferred Stock is now convertible into approximately 4.25 shares of Common Stock for each share of Series A-1 Convertible Preferred Stock. This change also increases the voting power of the Series A-1 Convertible Preferred Stock to approximately 4.25 votes per share.

     As a result of the financing transaction and the stock purchase agreement, the voting power of the Series A-1 Convertible Preferred Stock held by Summit entitles Summit to approximately 58 percent of the votes that may be cast.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The primary business of Commonwealth Energy Corporation (“Commonwealth”) has been the sale of electric power to residential and commercial end-users in California, Pennsylvania and, beginning in September 2002, in Michigan and the sale of electric power to wholesale customers in California and Pennsylvania. Commonwealth is licensed by Federal Energy Regulatory Commission (“FERC”) as a power marketer and by the California, Michigan, Pennsylvania, New Jersey, New York, Texas and Ohio public utilities commissions as an electric services or electric generation supplier. As used in this Report, the terms “we”, “us”, “our”, “the Company” and “Commonwealth” refer to Commonwealth Energy Corporation, its wholly-owned subsidiaries and Summit Energy Ventures, LLC (“Summit”).

     As of April 30, 2003, we delivered electricity to approximately 83,200 customers in California, Pennsylvania and Michigan. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us.

     We do not have our own electricity generation facilities. The power we sell to our customers is purchased from third-party power generators under long-term contracts and in the spot market. Throughout most of fiscal 2002, substantially all of our electricity was purchased under long-term contracts. During fiscal 2003, we have purchased 71% of our power under long-term contracts and 29% in the spot market.

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

•	Independent system operator costs — Included in direct energy costs along with electric power purchased and scheduling coordination costs are the independent system operator (“ISO”) fees. The actual ISO costs are not finalized until a settlement process by the ISO is performed of each day’s activities of all grid participants. Prior to the completion of settlement, we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to record additional costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, if utilities declare bankruptcy, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales in California are estimated by the Company as the number of kilowatt-hours delivered times 95% of the individual Utility Purchased Energy cost as published by each individual utility for residential customers. Unbilled receivables from sales in Pennsylvania and Michigan are estimated in the same manner, except using the average current customer sales price per kilowatt-hour. In addition, the estimate of kilowatt-hours delivered to our customers may vary from the actual settlement amounts, resulting in the need to adjust the unbilled receivable amount.

•	Legal claims — From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to its contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position.

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

Results of Operations

Three months ended April 30, 2003 compared to three months ended April 30, 2002

Retail Energy Sales

     Electricity sales to residential and commercial end-users increased by $11.0 million, or 44.7% to $35.7 million for the three months ended April 30, 2003 from $24.7 million for the three months ended April 30, 2002. The increase resulted from an increase in electricity retail sales in California and Pennsylvania due to the acquisition of commercial end-users that the Company began servicing during fiscal 2002 and our entry into the Michigan market in September 2002. The increase in California electricity retail sales was due primarily to an increase in kilowatt-hours billed offset by a decrease in retail energy prices. The average retail price per kWh in California was $0.072 for the three months ended April 30, 2003 compared to $0.075 for the three months ended April 30, 2002. The decrease in price is partially attributable to the Historical Procurement Charge in the Southern California Edison territory. Total kilowatt hours of electricity billed in California for the three months ended April 30, 2003 was 264.9 million compared to 251.4 million for the three months ended April 30, 2002. The increase in Pennsylvania electricity retail sales was due primarily to an increase in kilowatt-hours billed offset by a decrease in retail energy prices. The average retail price per kWh in Pennsylvania for the three months ended April 30, 2003 was $0.055 compared to $0.058 for the three months ended April 30, 2002. Total kilowatt hours of electricity billed in Pennsylvania for the three months ended April 30, 2003 was 176.5 million compared to 103.3 million for the three months ended April 30, 2002. Michigan contributed $7.2 million to the increase in retail energy sales during the three months ended April 30, 2003.

     At April 30, 2003, we had approximately 83,200 customers compared to approximately 89,600 customers at April 30, 2002. The number of customers has decreased as a result of the attrition of residential customers in California and Pennsylvania. These customers have been replaced by commercial and light industrial customers who utilized more kilowatts than the residential customers.

Wholesale energy sales

     Wholesale electricity sales decreased by $1.3 million, or 37.6%, to $2.1 million during the three months ended April 30, 2003 from $3.4 million during the three months ended April 30, 2002. The decrease was primarily attributable to increasing our commercial and industrial customer base which reduced the excess kilowatt-hours that had to be sold in the wholesale market in both California and Pennsylvania. The expiration of the Calpine contract reduced the quantity of contracted energy purchased resulting in a decrease of excess kilowatts available for sale in the wholesale market. Total kilowatt-hours of wholesale electricity sold in California was 9.2 million during the three months ended April 30, 2003 compared to 53.7 million during the three months ended April 30, 2002. Total kilowatt-hours of wholesale electricity sold in Pennsylvania was 45.4 million during the three months ended April 30, 2003 compared to 97.3 million during the three months ended April 30, 2002. The average wholesale price per kWh in California during the three months ended April 30, 2003 was $0.04 compared to $0.02 during the three months ended April 30, 2002. The average wholesale price per kWh in Pennsylvania was $0.04 compared to $0.02 for each of the three month periods ended April 30, 2003 and 2002.

Green power credit

     Green power credit revenue represents funds received from the State of California pursuant to the Public Purpose Program, which established a fund to provide overall incentives to suppliers of “green” power. There was no green power revenue during the three months ended April 30, 2003 or during the three months ended April 30, 2002. The green power credit decrease is due to the expiration of the California green power credit program in December 2001. The California legislature is considering legislation which could result in the payment of back green power credits from the date of the expiration of the program in 2001. However, the legislature may also permanently terminate the payment of green power credits for customers and/or use green power credits as incentive to those who produce green power. Until the California legislature acts, there can be no assurance whether the Company will receive any future revenues from the green power credit program.

Direct energy costs

     Direct energy costs consist of the cost of electric power, scheduling and ISO costs. Direct energy costs increased to $29.3 million for the three months ended April 30, 2003, an increase of $9.4 million, or 47.1%, from $19.9 million for the three months ended April 30, 2002. The increase is the result of increased direct energy costs in California, Pennsylvania and the addition of direct energy costs related to our entry into the Michigan market. Michigan contributed $5.6 million to the increase in direct energy costs. The increase in direct energy costs in California was due to an increase in the price paid by the Company per kWh purchased, partially offset by a decrease in kilowatt-hours acquired. Total kilowatt-hours purchased in California during the three months ended April 30, 2003 was 282.7 million, at an average price of $0.05 per kWh compared to purchases made during the three months ended April 30, 2002 of 288.8 million at an average price of $0.03 per kWh. Spot market purchases in California were $9.3 million during the three months ended April 30, 2003 compared to less than $0.1 million during the three months ended April 30, 2002, which contributed to the increase in direct energy costs. Total kilowatt hours purchased in the California wholesale market was $176.7 million at an average price of $0.052 per kWh during the three months ended April 30, 2003 compared to $0.6 million at an average price of $0.045 per kWh during the three months ended April 30, 2002. The increase in direct energy costs in Pennsylvania resulted from an increase in the number of kilowatt-hours purchased. Total kilowatt-hours purchased in Pennsylvania during the three months ended April 30, 2003 was 217.1 million at an average price of $0.04 per kWh compared to purchases during the three months ended April 30, 2002 of 212.3 million kilowatt-hours at an average price of $0.04 per kWh. An overall small increase in scheduling costs to deliver energy contributed to the increase in direct energy costs. California scheduling costs decreased to $0.6 million for the three months ended April 30, 2003 from $0.8 million for the three months ended April 30, 2002. Pennsylvania scheduling costs increased to $1.7 million for the three months ended April 30, 2003 from $1.4 million for the three months ended April 30, 2002. The increase in Pennsylvania scheduling costs is attributable to the increase in kilowatt-hours delivered to end-use residential and commercial customers. The decrease in California is attributable to decreased scheduling costs on the grid.

Selling and marketing expenses

     Selling and marketing expenses increased $0.2 million, or 24.3%, to $1.0 million for the three months ended April 30, 2003 from $0.8 million for the three months ended April 30, 2002. The increase is primarily a result of an increase in marketing activities as the Company entered the Michigan market. Marketing and payroll costs increased by $0.2 million due to the establishment of a Michigan sales office.

General and administrative expenses

     General and administrative expenses increased to $5.5 million for the three months ended April 30, 2003, an increase of $0.3 million, or 5.9% from $5.2 million for the three months ended April 30, 2002. This increase was primarily the result of increased Pennsylvania gross receipt taxes of $0.2 million and insurance costs of $0.1 million. Pennsylvania gross receipts tax increased due to the increase in retail sales in Pennsylvania. Insurance expense increased as a result of higher premiums for directors and officers insurance.

Interest income, net

     Interest income increased by less than $0.1 million, or 7.8% to $0.2 million for the three months ended April 30, 2003 from $0.1 million for the three months ended April 30, 2002. The increase was attributable to the absence of interest charges that were eliminated in June 2002 when the line of credit was terminated. This was partially offset by the decrease in cash flow available for investments provided from operations and by lower yields on short-term investments during the three months ended April 30, 2003.

Equity Investments

     We recorded a loss in our equity investments in Summit of $0.3 million for the three months ended April 30, 2003 compared to no income or loss for the three months ended April 30, 2002. The loss on equity investments related to a decrease in the value of Summit’s percentage ownership in Turbocor, LLC and Power Efficiency Corporation which are accounted for under the equity method.

Provision for income taxes

     The provision for income taxes decreased by $0.1 million, or 9.6%, to $0.8 million for the three months ended April 30, 2003 compared to $0.9 million for the three months ended April 30, 2002. The decrease was due primarily to the decrease in net income before taxes to $1.9 million for the three months ended April 30, 2003 compared to $2.3 million for the three months ended April 30, 2002. This decrease was partially offset by an increase in the tax provision rate to 42% for the three months ended April 30, 2003 from 36% for the three months ended April 30, 2002.

Net income

     Net income decreased to $1.1 million for the three months ended April 30, 2003, a decrease of $0.3 million, or 20.7%, from the $1.4 million net income for the three months ended April 30, 2002. This decrease in net income was primarily attributable to increases of $0.2 million in selling and marketing expenses, $0.3 million in general and administrative expenses, and $0.3 million loss in equity investments, offset by decreases of $0.1 million in tax provisions and an increase in gross margin of $0.4 million.

Nine months ended April 30, 2003 compared to nine months ended April 30, 2002

Retail energy sales

     Electricity sales to residential and commercial end-users increased by $35.6 million, or 56.7% to $98.4 million for the nine months ended April 30, 2003 from $62.8 million for the nine months ended April 30, 2002. The increase resulted from an increase in electricity retail sales in California and Pennsylvania due to the acquisition of commercial end-users that the Company began servicing during fiscal 2002 and our entry into the Michigan market in September 2002. The increase in California electricity retail sales was due primarily to an increase in kilowatt-hours billed offset by a decrease in retail energy prices. The average retail price per kWh in California was $.075 for the nine months ended April 30, 2003 compared to $.080 for the nine months ended April 30, 2002. The decrease in price is partially attributable to the Historical Procurement Charge in the Southern California Edison territory. Total kilowatt hours of electricity billed in California for the nine months ended April 30, 2003 was 797.1 million compared to 574.0 million for the nine months ended April 30, 2002. The increase in Pennsylvania electricity retail sales was due primarily to an increase in kilowatt-hours billed and retail energy prices. The average retail price per kWh in Pennsylvania for the nine months ended April 30, 2003 was $.057 compared to $.056 for the nine months ended April 30, 2002. Total kilowatt hours of electricity billed in Pennsylvania for the nine months ended April 30, 2003 was 524.4 million compared to 305.0 million for the nine months ended April 30, 2002. Michigan contributed $8.8 million to the increase in retail energy sales during the nine months ended April 30, 2003.

Wholesale energy sales

     Wholesale electricity sales decreased by $12.3 million, or 71.5%, to $4.9 million during the nine months ended April 30, 2003 from $17.2 million during the nine months ended April 30, 2002. The decrease was primarily attributable to an increase in our commercial and industrial customer base which reduced the excess kilowatt-hours that had to be sold in the wholesale market in both California and Pennsylvania. The expiration of the Calpine contract reduced the quantity of contracted energy purchased resulting in a decrease of excess kilowatts available for wholesale. Total kilowatt-hours of wholesale electricity sold in California was 45.7 million during the nine months ended April 30, 2003 compared to 282.5 million during the nine months ended April 30, 2002. Total kilowatt-hours of wholesale electricity sold in Pennsylvania was 120.0 million during the nine months ended April 30, 2003 compared to 415.4 million during the nine months ended April 30, 2002. The average wholesale price per kWh in California during the nine months ended April 30, 2003 was $0.03 compared to $0.02 during the nine months ended April 30, 2002. The average wholesale price per kWh in Pennsylvania during the nine months ended April 30, 2003 was $0.03 compared to $0.03 during the nine months ended April 30, 2002.

Green power credit

     Green power credit revenue decreased by $2.4 million, or 100.0%, from $2.4 million for the nine months ended April 30, 2002 to zero for the nine months ended April 30, 2003. The green power credit decrease is due to the expiration of the green power credit program in December 2001. The California legislature is considering legislation which could result in the payment of back green power credits from the date of the expiration of the program in 2001. However, the legislature may also permanently terminate the payment of green power credits for customers and/or use green power credits as incentive to those who produce green power. Until the California legislature acts, there can be no assurance whether the Company will receive any future revenues from the green power credit program.

Direct energy costs

     Direct energy costs consist of the cost of electric power, scheduling and ISO costs. Direct energy costs increased to $78.7 million for the nine months ended April 30, 2003, an increase of $15.7 million, or 25.0%, from $63.0 million for the nine months ended April 30, 2002. The increase is the result of increased direct energy costs in California during the nine months ended April 30, 2003, and our entry into the Michigan market in September 2002, partially offset by decreased direct energy costs in Pennsylvania. Michigan contributed $6.8 million to the increase in direct energy costs. The increase in direct energy costs in California was due to an increase in the price paid by the Company per kilowatt-hours purchased, partially offset by a decrease in kilowatt-hours acquired. Total kilowatt-hours purchased in California during the nine months ended April 30, 2003 was 883.3 million, at an average price of $0.04 per kWh compared to purchases made during the nine months ended April 30, 2002 of 876.5 million at an average price of $0.03 per kWh. Spot market purchases in California were $10.9 million during the nine months ended April 30, 2003 compared to spot market sales of $0.1 million during the nine months ended April 30, 2002 also contributing to the increase in direct energy costs. The decrease in direct energy costs in Pennsylvania resulted from a decrease in the number of kilowatt-hours purchased. The decrease in kilowatt-hours purchased was due primarily to the expiration of an energy contract that was not replaced. Total kilowatt-hours purchased in

Pennsylvania during the nine months ended April 30, 2003 was 681.7 million at an average price of $0.04 per kWh compared to purchases during the nine months ended April 30, 2002 of 755.1 million kilowatt-hours at an average price of $0.04 per kWh. An increase in scheduling costs for energy delivered to our customers in California offset by decreased scheduling costs in Pennsylvania also contributed to the increase in direct energy costs. California scheduling costs increased to $3.6 million for the nine months ended April 30, 2003 from negative $1.0 million for the nine months ended April 30, 2002. California scheduling costs were higher during the nine months ended April 30, 2003 due to a settlement of ISO costs below prior estimates during the nine months ended April 30, 2002. Pennsylvania scheduling costs decreased to $5.5 million for the nine months ended April 30, 2003 from $5.6 million for the nine months ended April 30, 2002. The decrease was due primarily to the reduction in capacity costs for the nine months ended April 30, 2003 compared to April 30, 2002 offset by an increase in transmission charges as a result of increased retail sales.

Selling and marketing expenses

     Selling and marketing expenses increased $0.7 million, or 28.8%, to $3.3 million for the nine months ended April 30, 2003 from $2.6 million for the nine months ended April 30, 2002. The increase was primarily a result of an increase of $0.7 million in marketing activities as the Company entered the Michigan market.

General and administrative expenses

     General and administrative expenses increased to $16.9 million for the nine months ended April 30, 2003, an increase of $1.6 million, or 10.4% from $15.3 million for the nine months ended April 30, 2002. This increase was primarily the result of increased legal expenses of $0.8 million, Pennsylvania gross receipt taxes of $1.2 million, offset by a decrease in consulting costs of $0.4 million. The increase in legal expenses was related to increased litigation defense costs in the David James, et al and Joseph Saline cases, and costs related to the most recent proxy contest. Pennsylvania gross receipts tax increase was due to the increase in retail sales in Pennsylvania. The decrease in consulting costs is the result of hiring software development employees who were formerly consultants to the Company.

Stock-based compensation charges

     Stock-based compensation charges increased by $0.7 million, or 100%, for the nine months ended April 30, 2003 to $0 million from $(0.7) million for the nine months ended April 30, 2002. The increase is due to no stock-based compensation activity related to unvested variable stock options during the nine months ended April 30, 2003 compared to a reversal of stock-based compensation related to unvested stock options as a result of a decrease in value of our Common Stock during the nine months ended April 30, 2002.

Interest income, net

     Interest income decreased by $0.2 million, or 20.5% to $0.6 million for the nine months ended April 30, 2003 from $0.8 million for the nine months ended April 30, 2002. The decrease was attributable to the decrease in cash flow available for investments provided from operations and by lower yields on short-term investments during the nine months ended April 30, 2003.

Equity Investments

     We recorded a loss in our equity investments in Summit of $0.6 million for the nine months ended April 30, 2003 compared to no income or loss for the nine months ended April 30, 2002. The loss on equity investments related to a decrease in the value of Summit’s percentage ownership in Turbocor, LLC and Power Efficiency Corporation which are accounted for under the equity method.

Litigation awards

     The litigation award was $2.2 million for the nine months ended April 30, 2003 compared to no litigation awards for the nine months ended April 30, 2002. The litigation award loss related to the jury award in the David James, et al, v. Commonwealth Energy Corporation case. (See Part II, Item 1, “Legal Proceedings”.) Of the $2.7 million awarded on December 10, 2002, $0.5 million had been reserved during fiscal 1999.

Provision for income taxes

     The provision for income taxes decreased by $0.3 million, or 28.0%, to $0.9 million for the nine months ended April 30, 2003 compared to $1.2 million for the nine months ended April 30, 2002. The decrease was due primarily to the decrease in net income before taxes to $2.0 million for the nine months ended April 30, 2003 compared to $3.0 million for the nine months ended April 30, 2002. This decrease was partially offset by an increase in the tax provision rate to 42% for the nine months ended April 30, 2003 from 40% for the nine months ended April 30, 2002.

Net income

     Net income decreased to $1.2 million for the nine months ended April 30, 2003, a decrease of $0.7 million, or 36.4%, from the $1.8 million net income for the nine months ended April 30, 2002. This decrease in net income was primarily attributable to increases of $1.6 million in general and administrative expenses, $0.7 million in sales and marketing expenses, $0.7 in stock-based compensation, $2.2 million in losses from the above-referenced litigation award, and $0.6 million in losses from the Company’s equity investment in Summit, offset by an increase of $5.1 million in gross margin.

Liquidity and Capital Resources

     As of April 30, 2003, cash and cash equivalents were $46.1 million, compared to $43.0 million at July 31, 2002. Our principal sources of liquidity to fund ongoing operations for the nine months ended April 30, 2003 were cash provided by operations and existing cash and cash equivalents.

     Cash flow provided by operations for the nine months ended April 30, 2003 was $8.1 million, an increase of $11.4 million compared with cash used in operations for the nine months ended April 30, 2002 of $3.2 million. Cash was provided primarily by net income of $1.2 million, an increase in accounts payable of $4.6 million, depreciation and amortization of $1.1 million, and accrued expenses of $1.0 million. Cash used in operations consisted primarily of increases in prepaid expenses and other assets of $1.2 million.

     Cash flow used in investing activities for the nine months ended April 30, 2003 was $0.2 million, a decrease of $6.2 million compared with cash used in investing activities of $6.4 million for the nine months ended April 30, 2002. Cash used in investments consisted of $0.3 million for the development of TRIUMPH and acquisition of computer software and $0.1 for acquisition costs related to hiring of Symcas personnel, offset by $0.2 million for Summit’s share of losses in Turborcor, LLC and Power Efficiency Corporation.

     Cash flow used in financing activities for the nine months ended April 30, 2003 was $4.8 million, an increase of $9.0 million compared to cash provided of $4.2 million for the nine months ended April 30, 2002. Restricted cash increased $4.6 million due to letters of credit required for the David James, et al appeals bond of $4.1 million, for the California Independent System Operator of $1.5 million, and for the Pennsylvania Market Share Threshold activity of $0.2 million and interest earned of $0.1 million, offset by reductions in various letters of credit of $0.4 million and Summit’s payments of $0.4 in management fees and $0.5 million in Turbocor capital calls.

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

     As of April 30, 2003, $15 million in cash was invested in Summit. Under certain circumstances, we may, at our discretion, invest an additional $10 million in Summit. We are not obligated to make any further investment in Summit. In the event that the investment manager desires to cause Summit to issue membership interests to any other party, we shall have the right of first refusal to make the additional capital contribution on terms not less favorable as those proposed to such other party.

     On May 8, 2003, Summit Energy Ventures, LLC as the lender, entered into a financing transaction with Power Efficiency Corporation (“PEC”) as the borrower. The terms of this financing transaction provide a Revolving Credit Note, under which PEC may incur up to an aggregate principal amount of $1.0 million of secured indebtedness. PEC has pledged as collateral all tangible and intangible property and fixtures of every kind and nature, including all cash deposit accounts materials, equipment, inventory and intellectual property. The unpaid principal together with interest shall accrue simple interest at the rate of 15% per annum. The Revolving Credit Note is due and payable in full on December 31, 2003.

     In March 2003, we were awarded approximately 49,000 small commercial customers through the Market Share Threshold (“MST”) Bid/Assignment process implemented by PECO Energy, an electric and natural gas utility serving southeastern Pennsylvania. The MST process was part of PECO’s 1998 restructuring settlement, which required nearly half of their electricity customers to be randomly assigned to competitive electric generation suppliers if less than 50 percent had selected an alternative supplier by January 1, 2003. As of the first of this year, less than 8 % of PECO’s electricity customer base had chosen an alternative supplier. We began delivering electricity to these new customers in May 2003. While we currently have enough energy to service these new customers, we anticipate we will have to purchase additional energy to meet our peek demand for our Pennsylvania market. If we are not able to purchase this additional energy at prices below our sales prices, our gross margins will be adversely impacted.

     From time-to-time, a power generator may require us to post security in the form of a letter of credit to hedge against our defaulting on the contract and purchasing lower cost energy on the market. If we are required to post such security a portion of our cash would become restricted, which could adversely affect our liquidity. As of April 30, 2003, we had $13.2 million in restricted cash to secure letters of credit required by our suppliers.

     On January 4, 2002, the Board of Directors of the Company approved a $10 million stock repurchase program. Under this program, the Company may purchase up to $10 million of its common stock, options and warrants, from time to time over an 18 month period, in open market or privately negotiated, subject to market conditions and other factors. As of April 30, 2003, no purchases of common stock, options or warrants have been made pursuant to this authority.

     In July 2002, the California Public Utilities Commission (“CPUC”) issued an interim order implementing a Historical Procurement Charge (“HPC”) sought by Southern California Edison (“SCE”). The interim order authorizes SCE to collect $391 million in HPC charges from all direct access (“DA”) customers by reducing their Procured Energy Credit (“PE Credit”) to $0.027 per kWh beginning July 27, 2002. The lowered PE Credit will continue until an exit fee for DA customers has been approved by the CPUC, which will then be reduced to $0.01 per kWh until the $391 million is fully collected. For the nine months ending April 30, 2003, the HPC charges have impacted the Company’s pretax earnings by a range of $3.6 million to $4.9 million and the Company believes this trend will continue in the same range for the remainder of this fiscal year. The Company is unable to precisely determine the actual HPC charges applied to its customers by SCE because there are different charges by type of customer and this charge is only on the electricity usage above the monthly baseline amount. While these charges have a significant impact on the Company’s revenue and cash flow, the Company does not expect that it will preclude it from participating in the California market. SCE is currently seeking to change the terms of the interim order to seek to recover additional procurement shortfall revenue by increasing the HPC. The CPUC has not yet made a determination with respect to SCE’s request.

The following table shows our contractual cash obligations and commercial commitments as of April 30, 2003:

		For the three
		months ending	For the years ending July 31,
	Total	July 31, 2003	2004	2005

Electricity purchase contracts	$48,427,680	$15,722,880	$32,704,800	$—
Operating Leases	716,921	164,114	452,135	100,672

	$49,144,601	$15,886,994	$33,156,935	$100,672

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

     The Federal Energy Regulatory Commission (“FERC”) has maintained a strong commitment over the past six years to the deregulation of electricity markets. This movement would seem to indicate the continuation and growth of a competitive electric retail industry. As of April 2003, 24 states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. In 18 of these states retail access is either currently available to some or all customers, or will soon be available. However, in many of these markets the market rules adopted have not resulted in energy service providers being able to compete successfully with the incumbent utilities and customer switching rates have been low. Only recently have a small number of markets opened to competition under rules that we believe may offer attractive competitive opportunities. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of that market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

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

     From time to time, legislation seeking to change or eliminate direct access is introduced in states that have deregulated their retail electricity markets. For example, there are currently at least three bills pending in the California legislature that could have an impact on direct access in California. One of these bills, Senate Bill 888, which was introduced by Senator Joseph Dunn, could result in the elimination of direct access, while two of the bills, Assembly Bills 428 and 816, seek to continue direct access in some form. These bills are in various stages of the legislative process, and it is unclear whether any of these bills will become law or what the final provisions of such bills will be. There can be no assurance that direct access will continue in California or the other states in which we do business in its current form, or at all.

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

     We have recognized significant revenue and our ability to generate such revenue is subject to uncertainty. In addition, we intend to increase our operating expenses to develop our business, including brand development, marketing and other promotional activities and the continued development of our billing, customer care and power procurement infrastructure. Our ability to sustain profitability will depend on, among other things:

•	Our ability to attract and to retain a critical mass of customers at a reasonable cost;

•	Our ability to develop corporate organization and business processes;

•	The continued competitive restructuring of retail energy markets with viable competitive market rules; and

•	Our ability to manage effectively our energy requirements and to sell our energy at a sufficient margin.

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

     We continue to actively manage our counter party credit portfolio to attempt to reduce the impact of a potential counter party default. As of April 30, 2003, the majority of our counter parties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time and with no advance warning. This situation could have an adverse impact on the source of our electricity purchases which could have a material adverse effect on the cost at which we are able to purchase electric power.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002 with the exception of the following.

     An electricity price change of $0.01 per kWh, has an estimated annual impact on our net revenue of:

California	$11.7 million
Pennsylvania	$13.8 million
Michigan	$4.1 million

Item 4. Controls and Procedures.

     Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s

Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission (the “Commission”) within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to (a) the Company’s Definitive Proxy Statement on Schedule 14A dated December 20, 2002 (the “Proxy Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) on December 23, 2002, (b) the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2002, (c) (b) the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2003 (the “Second Quarter 10-Q”), and (c) the Company’s Report on Form 10-K for the period ended July 31, 2002 for a summary the Company’s legal proceedings previously reported. Since the date of the Second Quarter 10-Q, there have been no material developments in previously reported legal proceedings, except as set forth below.

In March 2003, the court denied the Company’s post-trial motions for a new trial and for a judgment notwithstanding the verdict in the lawsuit filed against us by thirteen former employees in the Superior Court of the State of California in the County of Orange Superior Court (case number 01CC02611). The Company filed a notice of appeal in March 2003, seeking reversal of the judgment in favor of the plaintiffs with respect to the $2.7 million jury verdict. The Company’s appeal is currently pending.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description

99.1*	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed during the three-month period ended April 30, 2003:

(i)	On February 10, 2003, the Company filed a report on Form 8-K dated February 10, 2003 disclosing the resignation of Eugene R. Sullivan as a director of the Company.

(ii)	On February 25, 2003, the Company filed a report on Form 8-K dated February 19, 2003 disclosing the resignation of William J. Popejoy as a director of the Company.

(iii)	On March 6, 2003, the Company filed a report on Form 8-K dated March 6, 2003 disclosing for purposes of Regulation FD that the Company had been awarded 49,172 small commercial customers through the Market Share Threshold (MST) Bid/Assignment process implemented by PECO Energy, an electric and natural gas utility serving southeastern Pennsylvania.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH ENERGY CORPORATION

Date: June 13, 2003	By:	/s/ Ian B. Carter

Ian B. Carter
Chairman of the Board and Chief Executive Officer
(Authorized Signatory, Principal Executive Officer)

Date: June 13, 2003	By:	/s/ James L. Oliver

James L. Oliver
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ian B. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commonwealth Energy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	By:	/s/ Ian B. Carter

Ian B. Carter
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

I, James L. Oliver, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commonwealth Energy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date’’); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	By:	/s/ James L. Oliver

James L. Oliver
Chief Financial Officer
(Principal Financial and Accounting Officer)