Form 10-Q
period 2003-10-31
COMMONWEALTH ENERGY CORP
filed 2003-12-15
CIK 1156443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003
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

     As of December 12, 2003, 27,644,567 shares of the registrant’s common stock were outstanding.

COMMONWEALTH ENERGY CORPORATION

Form 10-Q
For the Period Ended October 31, 2003

FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy, expansion opportunities, extension of the Company’s business model, customer demand and future growth. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company’s financial goals will be realized. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that may cause such differences include: (a) legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, (b) volatility in commodity prices, (c) the extent and timing of the entry of additional competition in the markets in which the Company competes, (d) the Company’s dependence upon a limited number of third parties to generate and supply to the Company electricity, and timely perform their contracts with the Company, (e) the Company’s dependence upon limited number of utilities to transmit and distribute the electricity the Company sells to its customers and to timely perform their contracts with the Company, (f) the Company’s ability to obtain credit necessary to support future growth and profitability, (g) the Company’s continued ability to obtain and maintain licenses from the states in which the Company operates, and (h) other factors detailed in the Company’s periodic reports and registration statements filed with the SEC. Other important factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results”, herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended October 31,

	2002	2003

Net revenue	$33,682	$58,396
Direct energy costs	26,206	54,075

Gross profit	7,476	4,321
Selling and marketing expenses	1,310	970
General and administrative expenses	4,629	6,221

Income (loss) from operations	1,537	(2,870)
Loss on litigation award	(2,200)	—
Loss on equity investments	(233)	—
Minority interest share of loss	—	544
Interest income, net	234	130

Loss before benefit from income taxes	(662)	(2,196)
Benefit from income taxes	136	1,074

Net loss	$(526)	$(1,122)

Net loss per common share:
Basic	$(0.02)	$(0.04)

Diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2003	October 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$40,921	$51,722
Accounts receivable, net	37,861	23,510
Prepaid income taxes	—	1,816
Deferred income tax asset	2,772	2,772
Prepaid expenses and other current assets	6,920	4,949

Total current assets	88,474	84,769
Restricted cash and cash equivalents	20,773	18,436
Investments	5,362	5,362
Deposits	4,207	4,198
Property and equipment, net	2,984	3,075
Goodwill	3,007	2,479
Intangible assets	1,063	1,000

Total assets	$125,870	$119,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,936	$19,028
Accrued liabilities	7,127	7,434

Total current liabilities	32,063	26,462
Deferred income tax liabilities	187	187
Minority interest	603	775
Shareholders’ equity:
Series A convertible preferred stock — 10,000 shares authorized with no par value; 609 shares issued and outstanding at July 31, 2003 and October 31, 2003	700	726
Other convertible preferred stock, 352 shares reflected as outstanding	155	155
Common stock — 50,000 shares authorized with no par value; 27,645 shares issued and outstanding at July 31, 2003 and October 31, 2003	56,853	56,853
Retained earnings	35,309	34,161

Total shareholders’ equity	93,017	91,895

Total liabilities and shareholders’ equity	$125,870	$119,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended October 31,

	2002	2003

Cash Flows From Operating Activities
Net loss	$(526)	$(1,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	366	375
Amortization	47	63
Provision for doubtful accounts	408	661
Deferred income tax provision	(880)	—
Minority interest share of loss of consolidated entity	—	172
Changes in operating assets and liabilities:
Accounts receivable, net	4,421	13,690
Prepaid expenses and other assets	(69)	692
Accounts payable	(2,055)	(5,908)
Accrued liabilities and other	3,447	307

Net cash provided by operating activities	5,159	8,930
Cash Flows From Investing Activities
Purchase of property and equipment	(131)	(466)
Purchase of intangible assets	(126)	—
Summit Energy investments	211	—

Net cash used in investing activities	(46)	(466)
Cash Flows From Financing Activities
Repurchase of common stock	(14)	—
Decrease in restricted cash and cash equivalents	5	2,337

Net cash (used in) provided by financing activities	(9)	2,337

Increase in cash and cash equivalents	5,104	10,801
Cash and cash equivalents at beginning of period	43,042	40,921

Cash and cash equivalents at end of period	$48,146	$51,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per kWh amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements for the three months ended October 31, 2003 include the accounts of Commonwealth Energy Corporation (“the Company”), all of its wholly-owned subsidiaries and the accounts of its controlled investment in Summit Energy Ventures, LLC (“Summit”), and Summit’s majority ownership in Power Efficiency Corporation (“PEC”)(see Note 4).

Preparation of Interim Condensed Consolidated Financial Statements

     These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial position, results of operations and cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended July 31, 2003.

Uses of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenue and expenses during the reporting periods. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. As a result, actual results could vary materially from these estimates and assumptions.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal period have been reclassified to be consistent with the current fiscal period’s presentation.

Stock-Based Compensation

     The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No.25”), and related interpretations. Under APB No. 25, no stock-based employee compensation costs are reflected in net loss for the three month periods ended October 31, 2003 and 2002, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) amended the transition and disclosure requirements of SFAS No. 123 through the issuance of SFAS No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     The following table illustrates the effect on loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Three months ended October 31,

	2002	2003

Net loss as reported	$(526)	$(1,122)
Add: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(164)

Pro forma net loss	$(621)	$(1,286)

Net loss per share:
Basic – as reported	$(0.02)	$(0.04)

Basic – pro forma	$(0.02)	$(0.05)

Diluted – as reported	$(0.02)	$(0.04)

Diluted – pro forma	$(0.02)	$(0.05)

Segment Reporting

     The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. Senior management currently manages the Company’s business, assesses its performance, and allocates its resources as a single operating segment.

2. Basic and Diluted Loss per Common Share

     Basic net loss per common share was computed by dividing net loss available to common shareholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the period.

     The following is a reconciliation of the numerator (loss) and the denominator (common shares in thousands) used in the computation of basic and diluted net loss per common share:

	Three months ended October 31,

	2002	2003

Numerator:
Net loss	$(526)	$(1,122)
Add: Preferred stock dividends	(17)	(26)

Net loss applicable to common stock-Basic and Diluted	$(543)	$(1,148)

Denominator:
Weighted-average outstanding common shares-Basic and Diluted	27,333	27,645

     For the three months ended October 31, 2002 and 2003, the effects of the assumed exercise of all stock options and warrants and the assumed conversion of preferred stock into common stock are anti-dilutive and have been excluded from the calculation of net loss – diluted. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months ended October 31, 2002 and 2003 would have been 31,103 and 29,159, respectively.

3. Market and Regulatory Risks

California Deregulated Electric Power Markets

     Due in part to historically extreme highs in electrical prices, on September 20, 2001, the California Public Utilities Commission (“CPUC”) issued a ruling suspending direct access (“DA”) pursuant to legislation by the California state legislature. The suspension of DA permits the Company to keep its current customer base, allow it to continue to solicit business from other DA customers served by other providers, but prohibits the Company from signing up new non-direct access customers for an undetermined period of time. The Company is actively seeking relief from this ruling.

     Under a settlement agreement with the CPUC, Southern California Edison (“SCE”) was authorized to recoup $3,600,000 in debt incurred during the energy crisis of 2000-2001 from all customers. This debt was to be collected under the Procurement Related Obligations Account (“PROACT”) from bundled (non DA) customers and under the Historical Procurement Charge (“HPC”) from DA customers.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     In July 2002, the CPUC issued an interim order implementing the HPC sought by SCE to collect $391,000 in HPC charges from all DA customers by reducing their Procured Energy Credit (“PE Credit”) by $0.027 per kilowatt-hours (“kWh”) beginning July 27, 2002. The lowered PE Credit continued until an exit fee for DA customers was approved by the CPUC. Effective January 1, 2003, it was reduced to $0.01 per kWh. For the fiscal year ended July 31, 2003, the Company estimates that HPC charges have impacted the Company’s sales and pretax earnings by a range of $4,800 to $6,000. The Company is unable to precisely determine the actual HPC charges applied to its customers by SCE because there are different charges by customer type, and this charge is only on the electricity usage above the monthly baseline usage allocation.

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

4. Investment in Summit Energy Ventures, LLC

     In July 2001, the Company formed Summit as a vehicle through which it could invest in entities that develop and market products that conserve or manage electricity. The Company’s initial $15,000 capital contribution in Summit, which constitutes its entire investment to date, entitled it to a 100% preferred membership interest and a 60% common membership interest. The Company has the right to invest additional amounts under certain conditions. Additionally, should Summit propose to issue additional ownership interests or to sell any investment held by it, the Company has first right of refusal at equivalent terms.

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

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     At October 31, 2003, Summit had investments in three energy related companies as follows:

	Date of	Current	Current
	Initial	Investment	Ownership
Investee	Investment	Basis	Percentage

Envenergy, Inc.	October 2001	$2,030	8.68%
Turbocor, BV	January 2002	3,332	8.76%
Power Efficiency Corporation	June 2002	—	47.4%

Total investments		$5,362

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

     On May 8, 2003, Summit provided a $1,000 revolving line of credit to PEC. Any advances are secured by all of PEC’s tangible and intangible assets and accrue interest at a rate of 15% per annum. The line of credit expires on December 31, 2003 with any outstanding advances and accrued interest becoming due and payable. Prior to extending this revolving line of credit, Summit’s convertible preferred stock holding in PEC entitled it to cast shareholder votes not to exceed 28% of PEC’s outstanding common shares. Upon providing PEC with the revolving line of credit, Summit became entitled to cast shareholder votes equivalent to that number of common shares in PEC into which its convertible preferred shares was convertible. As a result of periodic issuances of additional common shares by PEC and an anti-dilution guarantee held by Summit, the number of common shares that Summit was entitled to convert its convertible preferred stock holding into and vote increased to as much as 56%. Prior to May 8, 2003, Summit accounted for its investment in PEC using the equity method of accounting, but based on Summit’s increased ownership percentage, after May 8, 2003, Summit is consolidating its investment in PEC. Although PEC stock activity has reduced Summit’s investment from 52.8% at July 31, 2003 to 47.4% at October 31, 2003, Summit continues to consolidate its investment in PEC as the decrease in percent ownership was temporary and by December 5, 2003, it had increased to approximately 62%. The temporary reductions in percent ownership changes are due to additional shares issued to the former Chief Executive Officer in connection with a settlement agreement and then additional shares issued to Summit in connection with a debt restructuring.

5. Contingencies

Litigation

     In August 2001, Joseph P. Saline, one of the Company’s directors, filed a suit seeking access to all of the Company’s documents and records. The Company filed a cross-petition alleging that Mr. Saline unlawfully disseminated confidential information belonging to the Company, breached his confidentiality agreement with the Company, breached his fiduciary duty to the Company, and illegally tape recorded meetings and seeking, among other things, to limit Mr. Saline’s ability to distribute the corporate documents he was seeking. The trial court issued an order granting Mr. Saline access to certain documents, but prohibited Mr. Saline from disclosing or discussing the documents he requested with anyone other than his attorney and other members of the Company’s Board of Directors. The Company provided Mr. Saline with copies of certain corporate documents under the protection of the court order. Mr. Saline filed an appeal, seeking to reverse the restrictions on his right to disclose or discuss the documents with third parties and to reverse the trial court’s limits on his inspection rights. On July 30, 2002, the California Court of Appeals reversed the order of the Superior Court that limited Mr. Saline’s ability to disseminate the documents. The Court of Appeals further granted Mr. Saline with access to all of the Company’s documents and records. The Court of Appeals also ordered that Mr. Saline shall recover the costs of his appeal from the Company. In March 2003, the court denied the Company’s motion for summary judgment with respect to the Company’s counter claims. In September 2003, the Company amended its cross-petition to add claims alleging that Mr. Saline committed libel and committed unfair business practices. These claims are based upon certain alleged actions by Mr. Saline in connection with certain purchases of the Company’s securities and statements Mr. Saline made regarding the proxy contest with respect to the Company’s 2001 annual meeting of shareholders. This case is currently pending.

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

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

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

     In February 2001, several former employees filed a lawsuit against the Company. The complaint was filed by David James and twelve other former employees who worked with David James in raising investment capital. The plaintiffs’ complaint had alleged claims for unfair business practices, breach of contract, and fraud and intentional deceit. The plaintiffs allege, in summary, that they were formerly employed by the Company and are owed commissions and stock options from the Company under their alleged employment agreements and based on alleged representations that were made to them by former Officers of Company in the course of their employment. The Company filed a cross-complaint asserting claims for breach of contract; unfair business practices; misappropriation of trade secrets; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; conversion; slander; prohibitory injunctive relief; mandatory injunctive relief; and declaratory relief which the Company dismissed without prejudice. In addition, the Company filed a first amended cross-complaint that asserted additional cross-claims against plaintiff David James for rescission and restitution, fraud, money had and received, unjust enrichment and declaratory relief. The plaintiffs sought, among other relief, damages in the amount of up to $10,000, plus costs and attorney fees. A jury trial was held in this matter beginning in October 2002. On December 10, 2002, the jury returned a verdict finding for the plaintiffs in the amount of $2,700 (accrued as of July 31, 2003) of compensatory damages. During trial, the Company voluntarily dismissed the Company’s cross-complaint without prejudice. In January 2003, the Company filed post-trial motions in the lawsuit filed against the Company by several former employees for a new trial and for a judgment notwithstanding the verdict, seeking to have the $2,700 verdict for the plaintiffs set aside. In March 2003, the court denied the Company’s post-trial motions for a new trial and for a judgment notwithstanding the verdict in the lawsuit filed against the Company by several former employees. The Company filed a notice of appeal in March 2003, seeking reversal of the judgment in favor of the plaintiffs. On June 26, 2003, the court ruled that the Company was the prevailing party on the contract claims brought by the plaintiffs and that the Company was entitled to recover attorney’s fees and costs from the plaintiffs totaling approximately $1,100. At October 31, 2003, the Company appeal was pending and the plaintiffs had also appealed the Court’s ruling awarding the Company attorney’s fees. In order to stay the enforcement of the judgment pending appeal, the Company posted an appellate bond of approximately $4,100. This bond was outstanding at July 31, 2003. In September 2003, a court ruling permitted the reduction of the bond to $2,600. In November 2003, the Company settled this lawsuit, with final payments to be made on January 5, 2004 or later.

     The Company currently is, and from time to time may become, involved in other litigation concerning claims arising out of the Company’s operations in the normal course of business. While the Company cannot predict the ultimate outcome of its pending matters or how they will affect the Company’s results of operations or financial position, the Company’s management currently does not expect any of the legal proceedings to which the Company is currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on its results of operations or financial position beyond the accruals provided as of October 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Our primary business has been the sale of electric power to retail and commercial end-users in California, Pennsylvania and, beginning in September 2002, in Michigan and the sale of electric power to wholesale customers in California and Pennsylvania. We are licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer and are licensed to supply retail electric power by applicable state agencies in California, Pennsylvania, Michigan, New Jersey, New York, Texas and Ohio.

     As of October 31, 2003, we delivered electricity to approximately 115,000 customers in California, Pennsylvania and Michigan. The growth of this business depends upon the deregulated status of each state, the availability of cost-effective energy purchases to us and the acquisition of retail or commercial customers by us. In December 2003, we entered the New Jersey market.

     We do not have our own electricity generation facilities. The power we sell to our customers is purchased from third-party power generators. During fiscal 2003 and 2004, we purchased our electricity both under long-term contracts and in the spot market.

     The information in this Item 2 should be read in conjunction with the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2003 and the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report.

Critical Accounting Policies and Estimates

     The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. The preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to the condensed consolidated financial statements. Accounting policies discussed below are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

•	Independent system operator costs — Included in direct energy costs along with electric power purchased and scheduling coordination costs are the independent system operator (“ISO”) fees. The actual ISO costs are not finalized until a settlement process by the ISO is performed of each day’s activities of all grid participants. Prior to the completion of settlement, we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to adjust the related costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, as a result of market conditions in California during fiscal 2001, the creditworthiness of several participants in the marketplace with whom we conduct business has deteriorated significantly. For example, PG&E, which declared bankruptcy, has withheld payments of approximately $1.6 million from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings. If other utilities declare bankruptcy, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a period, but not yet billed. Unbilled receivables from sales are estimated by us as the number of kilowatt-hours delivered to the customer times the average current customer sales price per kilowatt-hour.

•	Legal claims — From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result, at October 31, 2003 we had accrued a total of $2.7 million as of July 31, 2003, for a loss on litigation award in connection with an action brought by former employees. In November 2003, we settled this litigation. Although we expect the settlement to result in a reduction of the accrual, we are currently evaluating the extent of the reduction. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position. See Note 5 of our Notes to Condensed Consolidated Financial Statements for a description of our current material legal proceedings.

Results of Operations

     The Company’s operating results for the three months ended October 31, 2003 included a loss from operations of $2.9 million. There were several items that contributed to this loss. California’s gross profit reflects a reduction in the retail price of electricity combined with an increase in the average energy cost per kilowatt-hours (“kWh”). In California, we incurred a one-time charge of $0.4 million from the ISO, the entity which manages the electric grid in California. This charge was brought about by a miscalculation in the settlement process conducted by the ISO. It was a correction that affected all load servicing entities in the ISO market from September 2002 through April 2003. Also in California, demand was less than scheduled and as a result the ISO bought our excess energy back at much lower price than anticipated causing a lower gross margin as well as lower retail sales. In Pennsylvania, an abnormally cool summer in the Mid-Atlantic region resulted in less retail sales than expected, with excess energy being sold into the spot market at price levels less than retail. Pennsylvania energy costs per kWh were also higher.

     In addition to the above factors, for the three months ending October 31, 2003, our operating loss included operating costs of $1.2 million for Summit Energy Ventures’ (“Summit”) majority ownership of Power Efficiency Corporation (“PEC”), including a $0.4 million compensation settlement charge with former officers. Summit's contribution to our net loss, after minority interest, was $0.7 million.

     In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Net revenue

     Net revenue for the three months ended October 31, 2003 was $58.4 million, an increase of $24.7 million, or 73.3%, from $33.7 million for the three months ended October 31, 2002. The increase resulted primarily from increased energy sales due to our increased customer base in Pennsylvania and Michigan. We entered the Michigan market in September 2002.

     In California, we sold 327.6 million kWh at an average retail price per kWh of $0.074 in the three months ended October 31, 2003, as compared to 281.8 million kWh sold at an average retail price per kWh of $0.082 in the same period last year. The volume increase was primarily due to the acquisition of commercial customers partially offset by reduced number of residential customers. The decrease in price is partially attributed to the tariff reduction in the Southern California Edison territory and partially attributed to the lower price at which the ISO buys back excess energy. In Pennsylvania, we sold 394.3 million kWh at an average retail price of $0.065 in the three months ended October 31, 2003, as compared to 205.1 million kWh sold at an average retail price of $0.059 in the three months ended October 31, 2002. Our increased customer base increased energy sales by $12.6 million in Pennsylvania. In Michigan, we sold 178.9 million kWh at an average retail price per kWh of $0.055 in the three months ended October 31, 2003, as compared to 0.3 million kWh at an average retail price per kWh of $0.042 in the same period last year. We entered the Michigan market in September 2002, and had only 561 customers at October 2002. The average per kWh price in both Pennsylvania and Michigan increased as we targeted new commercial customers with higher average rates.

     At October 31, 2003, we had approximately 115,000 customers compared to approximately 87,000 customers at October 31, 2002. The number of customers has increased as a result of the successful acquisition at the end of fiscal 2003 of approximately 40,000 customers in Pennsylvania under a bid process that was a part of an electric utility restructuring in Pennsylvania. Our customer count, net of the 40,000 additions in Pennsylvania, was reduced due to our focus on increasing our commercial and industrial customer base, which have much higher average electricity usage, while reducing the number of residential customers, which have lower average usage.

Direct energy costs

     Direct energy costs which are recognized concurrent with related energy sales, include the cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs increased to $54.1 million for the three months ended October 31, 2003, an increase of $27.9 million, or 106.3%, from $26.2 million for the three months ended October 31, 2002.

     In California, we purchased 370.4 million kWh of an average price per kWh of $0.050 for the three months ended October 31, 2003, as compared to 316.3 million kWh at an average price per kWh of $0.043 for the same period last year. In Pennsylvania, we purchased 474.4 million kWh at an average price per kWh of $0.053 for the three months ended October 31, 2003, as compared to 235.0 million kWh at an average price per kWh of $0.049 for the three months ended October 31, 2002. In Michigan, we purchased 171.0 million kWh at an average price per kWh of $0.051 for the three months ended October 31, 2003, as compared to 2.4 million kWh at an average price per kWh of $0.020 for the same period last year. The current year increase is the result of increased direct energy costs in California primarily due to the one-time ISO unaccounted for energy correction charge, in Pennsylvania primarily due to additional costs due to the expansion of our customer base, and the addition of direct energy costs as we entered the Michigan market in September 2002.

Selling and marketing expenses

     Our selling and marketing expenses were $1.0 million for the three months ended October 31, 2003, a decrease of $0.3 million, or 25.9%, compared to $1.3 million for the three months ended October 31, 2002. The decrease is principally a result of the prior years’ increases in marketing activities as the Company entered the Michigan market. In fiscal 2004, we plan to continue incurring marketing and advertising costs to continue to develop our business into other territories.

General and administrative expenses

     Our general and administrative expenses were $6.2 million at October 31, 2003, an increase of $1.6 million, or 34.4%, compared to $4.6 million for the three months ended October 31, 2002. The increase of $1.0 million was primarily the result of the consolidation of PEC in the current fiscal year principally due to the $0.4 million compensation settlement charge with former officers of PEC. The remaining increase was due to increased fiscal year ended 2003 auditor and tax fees paid in the current fiscal quarter, bad debt expense and insurance costs. Insurance expense increased as a result of higher premiums for directors and officers insurance.

Loss on litigation award

     We incurred a $2.7 million loss on a litigation award through fiscal 2003, in connection with a lawsuit filed by several former employees. In the first fiscal quarter of 2003, we accrued $2.2 million and in prior years, we accrued $0.5 million. In November 2003, we settled this litigation. Although we expect the settlement to result in a reduction of the accrual, we are currently evaluating the extent of the reduction.

Loss on equity investments

     In the three months ended October 31, 2002, we incurred $0.2 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting from our consolidation of Summit; namely, the losses incurred by PEC, and to a significantly lesser extent Turbocor BV (“Turbocor”). In the current fiscal year, we consolidate PEC as Summit obtained a majority ownership position in PEC in May 2003. Although, PEC stock activity has reduced Summit’s investment from 52.8% at July 31, 2003 to 47.4% at October 31, 2003, Summit continues to consolidate its investment in PEC as the decrease in percent ownership was temporary and by December 5, 2003, it had increased to approximately 62%. The temporary reductions in percent ownership changes are due to additional shares issued to the former Chief Executive Officer in connection with a settlement agreement and then additional shares issued to Summit in connection with a debt restructuring.

     In February 2003, Summit’s ownership position in Turbocor had been reduced to a level at which it no longer exercised significant influence, therefore, in the current fiscal year, we account for Turbocor under the cost method of accounting, whereby any proportionate losses were excluded from our operating results.

Minority interest

     Minority interest represent that portion of PEC’s post-consolidation losses that are allocated to the non-Summit investors based on their aggregate minority ownership interest in PEC. See above for ownership percentages.

Interest income, net

     Interest income, net was $0.1 million, a decrease of $0.1 million, or 44.4%, for the three months ended October 31, 2003 from $0.2 million for the three months ended October 31, 2002. The decrease was primarily attributable to lower yields on short-term investments.

Loss before benefit from income taxes

     Our loss before benefit from income taxes was $2.2 million for the three months ended October 31, 2003, an increase of $1.5 million from $0.7 million for the three months ended October 31, 2002.

Benefit from income taxes

     The benefit from income taxes was $1.1 million for the three months ended October 31, 2003, an increase of $1.0 million, compared to $0.1 million for the three months ended October 31, 2002. The increase was due primarily to the increase in net loss before taxes to $2.2 million for the three months ended October 31, 2003 compared to $0.7 million for the three months ended

October 31, 2002. Our effective income tax rate was 48.9% for the three months ended October 31, 2003, compared to 20.5% for the same period last year. The increase in the effective tax rate is primarily due to the impact of losses from a consolidated subsidiary not consolidated for tax purposes.

Net loss

     Net loss increased to $1.1 million for the three months ended October 31, 2003, an increase of $0.6 million from the $0.5 million net loss for the three months ended October 31, 2002 as a result of the factors discussed above. Our basic and diluted net loss per common share was $0.04 for the three months ended October 31, 2003, as compared to $0.02 for the same period last year.

Liquidity and Capital Resources

     As of October 31, 2003, our unrestricted cash and cash equivalents were $51.7 million, compared to $40.9 million at July 31, 2003. Our principal sources of liquidity to fund ongoing operations were cash provided by operations and existing cash and cash equivalents as described below.

     Cash flow provided by operations for the three months ended October 31, 2003 was $8.9 million, an increase of $3.7 million compared with cash provided by operations for the three months ended October 31, 2002 of $5.2 million. In the three months ended October 31, 2003, cash was provided primarily by a decrease in accounts receivable primarily due to the green power credit payment of $5.6 million received in October 2003 offset by a decrease in accounts payable of $5.9 million. The remaining decrease in accounts receivable in the current fiscal quarter is principally due to the reduction in sales.

     Cash flow used in investing activities for the three months ended October 31, 2003 was $0.5 million, an increase of $0.4 million compared with cash used in investing activities of $0.1 million for the three months ended October 31, 2002. Cash used in investments for the current fiscal quarter consisted of capital expenditures in the current year compared to expenditures of $0.2 million for property and intangibles offset by Summit’s share of losses in Turbocor, LLC and Power Efficiency Corporation in the prior year.

     Cash flow provided by financing activities for the three months ended October 31, 2003 was $2.3 million, compared to cash used of $9,000 in the three months ended October 31, 2002. Restricted cash decreased $2.3 million primarily due to the partial reduction of the required security for an appeals bond related to litigation in the three months ended October 31, 2003.

     From time-to-time, a power generator may require us to post security in the form of a letter of credit to hedge against our defaulting on the contract and purchasing lower cost energy in the markets. If we are required to post such security, a portion of our cash would become restricted, which could adversely affect our liquidity. As of October 31, 2003, we had $13.7 million in restricted cash to secure letters of credit required by our suppliers.

Contractual Obligations

     For the three months ended October 31, 2003, we have entered into additional electricity purchase contracts for $23.2 million.

     Based upon our current plans, level of operations and business conditions, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet our capital requirements and working capital needs for the foreseeable future. However, there can be no assurance that we will not be required to seek other financing in the future or that such financing, if required, will be available on terms satisfactory to us.

Factors That May Affect Future Results

If competitive restructuring of the electric markets is delayed or does not result in viable competitive market rules, our business will be adversely affected.

     The Federal Energy Regulatory Commission (“FERC”) has maintained a strong commitment over the past several years to the deregulation of electricity markets. This movement would seem to indicate the continuation and growth of a competitive electric retail industry. As of February 2003, 24 states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. In 18 of these states, retail access is either currently available to some or all customers, or will soon be available. However, in many of these markets the market rules adopted have not resulted in energy service providers being able to compete successfully with the incumbent utilities and customer switching rates have been low. Only recently have a small number of markets opened to competition under rules that we believe may offer attractive competitive opportunities. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of any market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

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

We face many uncertainties that may cause substantial operating losses and we cannot assure shareholders that we will be profitable.

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

     We are dependent on local utilities for distribution of electricity to our customers over their distribution networks. If these local utilities are unable to properly operate their distribution networks, or if the operation of their distribution networks is interrupted for periods of time, we will be unable to deliver electricity to our customers during those interruptions. This would result in lost revenue to us, which would adversely impact the results of our operations.

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

     In July 2002, the CPUC issued an interim order implementing the HPC sought by SCE. This interim order authorized SCE to collect $391 million in HPC charges from all DA customers by reducing their Procured Energy Credit (“PE Credit”) by $0.027 per kWh beginning July 27, 2002. The lowered PE Credit continued until an exit fee for DA customers was approved by the CPUC. Effective January 1, 2003, it was reduced to $0.01 per kWh. For the fiscal year ended July 31, 2003, we estimated that HPC charges had impacted our sales and pretax earnings by a range of $4.8 million to $6.0 million. We are unable to precisely determine the actual HPC charges applied to our customers by SCE because there are different charges, by customer type, and this charge is only on the electricity usage above the monthly baseline usage allocation.

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

     We continue to actively manage our counterparty credit portfolio to attempt to reduce the impact of a potential counterparty default. As of October 31, 2003, the majority of our courterparties are rated investment grade or above by the major rating agencies. These ratings are subject to change at any time and with no advance warning. This situation could have an adverse impact on the source of our electricity purchases.

If the excess energy price of electricity decreases, we may be required to post letters of credit to secure our obligations under our long term energy contracts.

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

Our revenue and results of operations are subject to market risks that are beyond our control.

     We sell electricity that we purchase from third-party power generation companies to our retail customers on a contractual basis. We are not guaranteed any rate of return through mandated rates, and our revenue and results of operations are likely to depend, in large part, upon prevailing market prices for electricity in our regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time. These factors could have an adverse impact on our revenue and results of operations.

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

     We are currently a defendant in several pending lawsuits. We believe our substantive and procedural defenses in each of these cases are meritorious, but we cannot predict the outcome of any such litigation. In addition, we may become subject to additional lawsuits in the future. If we are held liable for significant damages in any lawsuit, our operations and financial condition may be harmed. In addition, we could incur substantial expenses in connection with any such litigation, including substantial fees for attorneys and other professional advisors. These expenses could adversely affect our operations and cash position if they are material in amount. See Note 5 of our Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended July 31, 2003.

Item 4. Controls and Procedures.

     a) Evaluation of Disclosure Controls and Procedures.

     Our Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of October 31, 2003. Based on such evaluation, they have concluded that our disclosure controls and procedures are effective.

     b) Changes in Internal Controls.

     There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information.

     In November 2003, we entered into a settlement in connection with the lawsuit filed on February 23, 2001 by several former employees filed against us in the Superior Court of the State of California in the County of Orange (case number 01CC02611). Under the settlement, the prior judgments in the case have been vacated, and we will make certain final payments to the plaintiffs in January 2004 or later. Although we expect the settlement to result in a reduction of our prior accrual with respect to this litigation, we are currently evaluating the extent of the reduction.

     On January 15, 2003, we filed a complaint in the United States District Court for the Central District of California entitled Commonwealth Energy Corporation v. Wayne Moseley, et al. (Case number CV03-00402-NM (RNBx)) against several dissident shareholders who we believed had illegally solicited proxies in connection with the annual meeting of shareholders on January 21, 2003. On February 6, 2003, we filed an amended complaint in this lawsuit asking the court to confirm that the our board of directors had been legally elected by the shareholders and validating the inspector’s determination at the annual meeting that the proxy materials sent by defendants had violated several SEC rules and regulations and that the resulting proxies were invalid. On June 9, 2003, the court issued a judgment against certain defendants, finding that our board of directors was properly elected, that we properly conducted the election at our annual meeting and that the inspectors were correct in rejecting the proxies solicited by the group. Moreover, the court found that the proxies violated Securities and Exchange Act section 14A and Securities and Exchange Commission Rules 14a-4 and 14a-9, and were therefore invalid. Three members of the group, and all persons acting in concert with them, were ordered by the court to comply with all federal securities laws and SEC rules in any future attempts to solicit proxies.

     However, two additional defendants, who were not subject to the court’s earlier ruling, brought a counterclaim against us alleging that our board of directors was not properly elected at the annual meeting. This action, filed on November 14, 2003, is currently pending and seeks an order voiding the results of the board of directors election at the 2003 annual meeting and compelling us to seat certain other persons whom they allege should have been elected to the board. We intend to vigorously defend the counterclaim.

     On November 25, 2003, several shareholders filed a lawsuit against us in the United States District Court for the Central District of California entitled Coltrain, et al. v. Commonwealth Energy Corporation, et al. (Case number CV03-8560-FMC (RNBx)). The complaint purports to be a class action against us for violations of section 709 of the California Corporations Code. The plaintiffs allege that we failed to correctly count approximately 39,869,704 votes cast at the 2003 annual meeting and, as a result, the board of directors was not properly elected. Instead, the plaintiffs allege that four different persons would have been seated on the board had the votes been tabulated in the manner advocated by the plaintiffs. This case involves identical issues of law and fact as the counterclaim discussed above in Commonwealth Energy Corporation v. Wayne Moseley, et al. and is currently pending. We intend to vigorously defend this action.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     On November 3, 2003, we furnished to the Securities and Exchange Commission, a Current Report on Form 8-K, which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated October 30, 2003, reporting our results of operations and financial condition for our fourth quarter earnings and fiscal year ending July 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH ENERGY CORPORATION

Date: December 15, 2003	By:	/s/ IAN B. CARTER

Ian B. Carter
Chief Executive Officer

Date: December 15, 2003	By:	/s/ JAMES L. OLIVER

James L. Oliver
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.