Form 10-Q
period 2004-01-31
COMMONWEALTH ENERGY CORP
filed 2004-03-16
CIK 1156443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to_____________

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

     As of March 15, 2004, 27,645,067 shares of the registrant’s common stock were outstanding.

COMMONWEALTH ENERGY CORPORATION

Form 10-Q
For the Period Ended January 31, 2004

FORWARD-LOOKING INFORMATION

     A number of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting management’s current expectations. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding our financial position and strategy may constitute forward-looking statements. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those set forth in this Quarterly Report on Form 10-Q, as well as the following:

•	regulatory changes in the states in which we operate that could adversely affect our operations;

•	our continued ability to obtain and maintain licenses from the states in which we operate;

•	the competitive restructuring of retail marketing may prevent us from selling electricity in certain states;

•	our dependence upon a limited number of third parties to generate and supply to us electricity;

•	fluctuations in market prices for electricity;

•	our ability to obtain credit necessary to support future growth and profitability; and

•	our dependence upon a limited number of utilities to transmit and distribute the electricity we sell to our customers.

     We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the risks and uncertainties described in this Report in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Annual Report on Form 10-K for the year ended July 31, 2003 which we filed with the Securities and Exchange Commission on October 29, 2003. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, and you should not place undue reliance on these statements. These forward-looking statements speak only as of the date on which the statements were made. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months ended January 31,		Six Months ended January 31,
	2003	2004	2003	2004
Net revenue	$31,759	$47,038	$65,441	$105,434
Direct energy costs	24,569	42,961	50,775	97,036

Gross profit	7,190	4,077	14,666	8,398
Selling and marketing expenses	1,023	1,008	2,333	1,978
General and administrative expenses	4,680	5,829	8,969	11,347

Income (loss) from operations	1,487	(2,760)	3,364	(4,927)
Other income and expenses:
Reorganization and initial public listing expenses	—	(1,028)	—	(1,146)
Initial formation litigation expenses	(787)	—	(3,327)	(585)
Provision for impairment on investments	—	(4,843)	—	(4,843)
Loss on equity investments	(148)	—	(381)	—
Minority interest share of loss	—	351	—	895
Interest income, net	215	151	449	281

Total other income and expenses	(720)	(5,369)	(3,259)	(5,398)

Income (loss) before provision for (benefit from) income taxes	767	(8,129)	105	(10,325)
Provision for (benefit from) income taxes	180	(768)	44	(1,842)

Net income (loss)	$587	$(7,361)	$61	$(8,483)

Earning (loss) per common share:
Basic	$0.02	$(0.27)	$0.00	$(0.31)

Diluted	$0.02	$(0.27)	$0.00	$(0.31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2003	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,921	$54,376
Accounts receivable, net	37,861	23,482
Income taxes refund receivables	—	3,131
Deferred income tax asset	2,772	2,772
Prepaid expenses and other current assets	6,920	3,535

Total current assets	88,474	87,296
Restricted cash and cash equivalents	20,773	12,171
Investments	5,362	1,049
Deposits	4,207	4,207
Property and equipment, net	2,984	2,793
Goodwill	3,007	1,949
Intangible assets	1,063	936

Total assets	$125,870	$110,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,936	$18,251
Accrued liabilities	7,127	6,577

Total current liabilities	32,063	24,828
Deferred income tax liabilities	187	187
Minority interest	603	851
Shareholders’ equity:
Series A convertible preferred stock — 10,000 shares authorized with no par value; 609 shares issued and outstanding at July 31, 2003 and January 31, 2004	700	752
Other convertible preferred stock, 352 shares reflected as outstanding	155	155
Common stock — 50,000 shares authorized with no par value; 27,645 shares issued and outstanding at July 31, 2003 and January 31, 2004	56,853	56,854
Retained earnings	35,309	26,774

Total shareholders’ equity	93,017	84,535

Total liabilities and shareholders’ equity	$125,870	$110,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended January 31,
	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$61	$(8,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	732	761
Amortization	110	127
Provision for doubtful accounts	724	1,125
Deferred income tax provision	(880)	—
Impairment of Summit investments	—	4,843
Minority interest share of loss of consolidated entity	—	(282)
Changes in operating assets and liabilities:
Accounts receivable, net	3,377	13,254
Prepaid expenses and other assets	(463)	1,313
Accounts payable	(1,685)	(6,685)
Accrued liabilities and other	3,816	(550)

Net cash provided by operating activities	5,792	5,423
Cash Flows From Investing Activities
Purchase of property and equipment	(264)	(571)
Purchase of intangible assets	(126)	—
Loss on equity investments	(56)	—

Net cash used in investing activities	(446)	(571)
Cash Flows From Financing Activities
Repurchase of common stock	(14)	—
Cancellation of Series A convertible preferred stock	(83)	—
Dividends paid on Series A convertible preferred stock	(92)	—
Proceeds from exercise of stock options	15	1
Decrease in restricted cash and cash equivalents	809	8,602

Net cash provided by financing activities	635	8,603

Increase in cash and cash equivalents	5,981	13,455
Cash and cash equivalents at beginning of period	43,042	40,921

Cash and cash equivalents at end of period	$49,023	$54,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per kWh amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements for the three and six months ended January 31, 2004 include the accounts of Commonwealth Energy Corporation (“the Company”), all of its wholly-owned subsidiaries and the accounts of its controlled investment in Summit Energy Ventures, LLC (“Summit”), and Summit’s majority ownership in Power Efficiency Corporation (“PEC”)(see Note 4).

Preparation of Interim Condensed Consolidated Financial Statements

     These interim condensed consolidated financial statements have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in these consolidated interim financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated results of operations, financial position, and cash flows for the interim periods presented herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended July 31, 2003.

Uses of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenue and expenses during the reporting periods. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. As a result, actual results could vary materially from these estimates and assumptions. The most significant areas that require management judgment are independent system operator costs, allowance for doubtful accounts, unbilled receivables, and legal claims arising out of our normal operations.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal period have been reclassified to be consistent with the current fiscal period’s presentation.

     During the second quarter of the current fiscal year ending July 31, 2004 (“fiscal 2004”), the Company decided to reclassify certain non-operating expenses related to (a) the anticipated reorganization of the Company into a Delaware holding company structure and initial public listing of the reorganized company’s common stock on the American Stock Exchange (“reorganization and initial public listing expenses”) and (b) litigation expenses related to capital-raising initiatives of prior management during the initial formation of the Company (“initial formation expenses”), from general and administrative expenses to other income and expenses. (See Note 6).

     During the fiscal year ended July 31, 2003 (“fiscal 2003”), the Company recorded a charge related to litigation with former employees who were employed during 1998 and 1999, exclusively to raise capital for the Company from outside investors. These former employees had no responsibilities relating to ongoing operations and management deemed it appropriate to disclose this charge as initial formation expenses.

Non-cash items

     In the second quarter of fiscal 2004, we recorded an impairment of $4,843 on our investments to reflect our percentage ownership in the net equity of Summit’s investments, which were all non-cash items (see Note 4).

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

Stock-Based Compensation

     The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No.25”), and related interpretations. Under APB No. 25, no stock-based employee compensation costs are reflected in net income (loss) for the three and six month periods ended January 31, 2004 and 2003, because all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2002, the Financial Accounting Standards Board (“FASB”) amended the transition and disclosure requirements of SFAS No. 123 through the issuance of SFAS No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

     The following table illustrates the effect on net income (loss) as applicable to common stock (see Note 2) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Three months ended January 31,		Six months ended January 31,
	2003	2004	2003	2004
Net income (loss) as applicable to common stock – basic	$572	$(7,387)	$28	$(8,535)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(9)	(191)	(92)

Pro forma net income (loss) - basic	$477	$(7,396)	$(163)	$(8,627)

Net income (loss) as applicable to common stock – diluted	$587	$(7,387)	$61	$(8,535)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(9)	(191)	(92)

Pro forma net income (loss) - diluted	$492	$(7,396)	$(130)	$(8,627)

Earnings (loss) per share:
Basic – as reported	$0.02	$(0.27)	$0.00	$(0.31)

Basic – pro forma	$0.02	$(0.27)	$(0.01)	$(0.31)

Diluted – as reported	$0.02	$(0.27)	$0.00	$(0.31)

Diluted – pro forma	$0.02	$(0.27)	$(0.01)	$(0.31)

Segment Reporting

     The Company’s chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company’s business. Senior management currently manages the Company’s business, assesses its performance, and allocates its resources as a single operating segment.

2. Basic and Diluted Earnings (Loss) per Common Share

     Basic earnings (loss) per common share was computed by dividing net income (loss) available to common shareholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common equivalent shares outstanding, unless they were anti-dilutive.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     The following is a reconciliation of the numerator (income or loss) and the denominator (common shares in thousands) used in the computation of basic and diluted earnings (loss) per common share:

	Three months ended January 31,		Six months ended January 31,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$587	$(7,361)	$61	$(8,483)
Deduct: Preferred stock dividends	(15)	(26)	(33)	(52)

Net income (loss) applicable to common stock - basic	572	(7,387)	28	(8,535)
Assumed conversion of preferred stock	15	—	33	—

Net income (loss) applicable to common stock - diluted	$587	$(7,387)	$61	$(8,535)

Denominator:
Weighted-average outstanding common shares - basic	27,284	27,645	27,234	27,645
Effect of stock options	2,880	—	2,929	—
Effect of convertible preferred stock	609	—	609	—

Weighted-average outstanding common shares - diluted	30,773	27,645	30,772	27,645

     For the three and six months ended January 31, 2004, the effects of the assumed exercise of all stock options and warrants and the assumed conversion of preferred stock into common stock are anti-dilutive; accordingly, such assumed exercises and conversions have been excluded from the calculation of net loss - diluted. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months and six months ended January 31, 2004 would have been 29,087 and 29,118, respectively.

3. Market and Regulatory Risks

Deregulated Electric Power Markets

California Operations

     In the summer of 2000, California experienced a much publicized energy crisis. Demand for electricity exceeded supply and wholesale prices for electricity during certain time periods were far greater than the regulated rates set for the re-sale to consumers. The legislation authorizing deregulation in California called for a mandatory rate reduction that was to remain unchanged during the transition phase away from regulated service to competitive service. Providers of electricity were unable to procure enough supply for all hours of demand, which resulted in power blackouts. At the direction of former Governor Gray Davis, the State of California bought long-term power contracts and the California State Legislature limited the ability of consumers to purchase their power from sources using supply from other than the State’s long-term power contracts. Due to the above factors and to lock in a firm rate payer base to pay for these long-term contracts, on September 20, 2001, the California Public Utilities Commission (“CPUC”) issued a ruling suspending direct access (“DA”) pursuant to legislation by the California state legislature. DA allows electricity customers to buy their power from a supplier other than the incumbent utility. The suspension of DA permits the Company to keep its current customer base, allows it to continue to solicit business from other DA customers served by other providers, but prohibits the Company from signing up new non-DA customers for an undetermined period of time. The Company is actively seeking relief from this ruling.

     Under a settlement agreement with the CPUC, Southern California Edison (“SCE”) was authorized to recoup $3,600,000 in debt incurred during the energy crisis of 2000-2001 from all customers. This debt was to be collected under the Procurement Related Obligations Account (“PROACT”) from bundled (non DA) customers and under the Historical Procurement Charge (“HPC”) from DA customers. The HPC is a charge only for non-utility customers in the SCE utility district. The purpose of the charge is to allow SCE to recover its past power procurement costs that were under collected during the previously mentioned California energy crisis. Wholesale costs during this period were extremely high and exceeded the regulated rate that SCE was allowed to charge retail customers.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     In July 2002, the CPUC issued an order implementing the HPC sought by SCE to collect $391,000 in HPC charges from all DA customers. This amount is currently being collected by SCE as a $0.01 per kilowatt-hours (“kWh”) surcharge as a separate line item on the retail electricity bill paid by non-utility consumers, such as the Company’s customers. SCE estimates that this amount could be paid off by early 2006. The Company was unable to precisely determine the actual HPC charges applied to its customers by SCE because there are different charges by customer type, and this charge is only on the electricity usage above the monthly baseline usage allocation. On September 5, 2003 the CPUC issued a decision granting SCE’s request to recover additional shortfalls, and authorizing the HPC balance to be revised from $391,000 to $473,000; however, the $0.01 per kWh monthly charge remained in place.

     In July 2003, SCE acknowledged that the PROACT debt was paid in full by non DA, or bundled customers. As a result, on August 1, 2003, all SCE rates were lowered. Consequently, to retain the Company’s customers in the SCE district, the Company lowered its customer rates proportionately. The Company’s estimates of the annual financial impact of this rate reduction is a decline in sales and pretax profit during fiscal 2004, in the range of $3,000 to $3,500. This reduction is separate from, and in addition to, the HPC reduction discussed above.

     These rate changes on the Company’s customers in the SCE district will continue to cause a significant negative impact on the Company’s revenue and cash flow; however, currently, the Company does not expect they will preclude the Company from doing business in California.

     The Federal Energy Regulatory Commission (“FERC”) has an ongoing investigation on the conditions surrounding the California energy crisis of 2000-2001. The FERC has not yet made a ruling on this investigation and currently, the results, if any on the Company’s revenue and cash flow are unknown.

     In December 2003, Pacific Gas and Electric (“PG&E”) and the CPUC reached a settlement in the PG&E bankruptcy. In February 2004, a decision was issued by the CPUC that approved the rate settlement agreement, requiring PG&E not only to reduce their rates, but also required PG&E to list certain charges separately on bundled service customer bills as well as on DA customer bills. These DA bills, which will generally decline, may negatively affect the Company’s revenue and cash flow.

Pennsylvania Operations

     In accordance with its standard customer contract in Pennsylvania, the Company may only charge certain customers maximum rates for its sales of electric power which, at times, could be less than the Company’s costs of acquiring, distributing and scheduling such electric power. This limitation expires in May 2004. Energy capacity charges for delivering electric power in the Pennsylvania market varies significantly from month to month and can affect gross profit margins. Management is currently analyzing the Company’s operations in Pennsylvania to determine the action plan necessary to achieve acceptable gross margins.

Michigan Operations

     In February 2004, the Michigan Public Service Commission (“MPSC”) issued an order that grants partial and immediate rate relief to Detroit Edison Company (“DECO”). This interim relief has yet to be filed in DECO’s tariff. The Company’s initial evaluation of this rate relief illustrates that DECO is to reduce that part of its rates that relates to power supply cost recovery while increasing the portion that relates to transmission and distribution. Overall, modest increases were made to various rate classifications, however, customers who choose an alternative electric supplier, such as the Company, will pay a transition charge of 4 mills per kWh under the new order. Complete detail of these changes is expected by the end of March 2004 and have not been made public yet. These changes may adversely affect the rates of the Company’s customers in the DECO service area which may impact the Company’s revenue and cash flow. The Company will continue doing business in Michigan.

     4. Investment in Summit Energy Ventures, LLC

     In July 2001, the Company formed Summit as a vehicle through which it could invest in companies that manufacture or market energy efficiency products. The Company’s initial $15,000 capital contribution in Summit, which constitutes its entire investment to date, entitled it to a 100% preferred membership interest and a 60% common membership interest. The Company has the right to invest additional amounts under certain conditions. Additionally, should Summit propose to issue additional ownership interests or to sell any investment held by it, the Company has a first right of refusal at equivalent terms.

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

     At January 31, 2004, Summit had investments in three energy related companies. Summit has consistently accounted for its investment in Envenergy, Inc. under the cost method of accounting. The Company accounted for its investment in Turbocor, LLC under the equity method of accounting whereby it recognized its proportionate share of income and losses until January 31, 2003, when its ownership percentage was reduced. Summit subsequently accounted for its investment in Turbocor, BV (Turbocor, LLC was collapsed, and Summit’s equivalent investment in Turbocor, Inc., the operating entity, is now held directly through Turbocor BV) under the cost method of accounting. At January 31, 2004, Summit’s investment in PEC (ticker symbol: PEFF) was 59.7% and is consolidated.

     The three Summit investments are all early stage entities incurring significant operating losses, which are expected to continue, at least in the near term. They all have very limited working capital and as a result, continuing operations will be completely dependent upon their securing additional financing to meet their immediate capital needs. There is no assurance that additional financing will be available on acceptable terms, if at all. The Company has no obligation, and currently no intention of investing additional funds into these entities. For the three months ended January 31, 2004, to reflect impairment of these investments, the Company has reduced its investment of $7,104 by $4,843, to its percentage ownership in the net equity of each of these companies.

5. Contingencies

Litigation

     In September 2001, the Company filed a lawsuit for breach of contract with a customer who had a two-year contract with the Company for the supply of energy. In January 2004, the lawsuit was settled and the Company recorded $645 in revenue.

     In February 2001, several former employees filed a lawsuit against the Company. These former employees worked in raising investment capital. The plaintiffs’ complaint alleged claims for unfair business practices, breach of contract, and fraud and intentional deceit. The plaintiffs allege, in summary, that they were owed commissions and stock options from the Company under their alleged employment agreements and based on alleged representations made to them by former officers of the Company. The Company filed a cross-complaint asserting various claims. The plaintiffs sought, among other relief, damages in the amount of up to $10,000, plus costs and attorney fees. A jury trial was held in this matter, and in December 2002, returned a verdict finding for the plaintiffs in the amount of $2,700 (accrued as of July 31, 2003) of compensatory damages. The Company filed an appeal in March 2003, seeking reversal of the judgment. In June 2003, the court ruled that the Company was the prevailing party on the contract claims brought by the plaintiffs and that the Company was entitled to recover attorney’s fees and costs from the plaintiffs totaling approximately $1,100. In November 2003, the Company settled this lawsuit, with final payments, including certain related taxes, to the plaintiffs made in January 2004 in an aggregate amount of $1,800. As a result, the Company reduced its reserve to $400 to cover any remaining related issues.

     The Company currently is, and from time to time may become, involved in other litigation concerning claims arising out of the Company’s operations in the normal course of business. While the Company cannot predict the ultimate outcome of its pending matters or how they will affect the Company’s results of operations or financial position, the Company’s management currently does not expect any of the legal proceedings to which the Company is currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on its results of operations or financial position beyond the accruals provided as of January 31, 2004.

6. Quarterly Financial Information (Unaudited)

     In the second quarter of fiscal 2004, management decided to reclassify certain non-operating expenses related to (a) the anticipated reorganization of the Company into a Delaware holding company structure and initial public listing of the reorganized company’s common stock on the American Stock Exchange, and (b) litigation expenses related to capital-raising initiatives of prior management during the initial formation of the Company, from general and administrative expenses to other income and expenses. The following table is a summary for all four quarters of fiscal 2003 and the first and second quarters of fiscal 2004, as if this reclassification had occurred in their respective quarters:

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

	Three months ended
	October 31		January 31		April 30		July 31
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
Fiscal year ended July 31, 2003:
General and administrative expenses	$4,629	$4,289	$5,467	$4,680	$4,957	$4,336	$3,454	$2,634
Income from operations	1,537	1,877	700	1,487	2,023	2,644	10,341	11,161
Initial formation litigation expenses	2,200	340	—	787	—	621	—	820
Fiscal year ended July 31, 2004:
General & administrative expenses	6,221	5,518	6,857	5,829
Loss from operations	(2,870)	(2,167)	(3,788)	(2,760)
Reorganization and initial public listing expenses	—	118	—	1,028
Initial formation litigation expenses	—	585	—	—

     No change was made to gross profit or net income (loss) for all periods stated in the table above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are an energy services company. We provide electric power to our residential, commercial, industrial and institutional customers in the California, Michigan and Pennsylvania electricity markets. In December 2003, we began to offer electric service in New Jersey. We are licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer and we are licensed to supply retail electric power by applicable state agencies in California, Pennsylvania, Michigan, New Jersey, New York, Texas and Ohio.

     As of January 31, 2004, we delivered electricity to approximately 107,000 customers in California, Pennsylvania, Michigan and New Jersey. The growth of this business depends upon the degree of deregulation in each state, the availability of cost-effective energy, and our ability to acquire retail or commercial customers.

     Our core business is the retail sale of electricity to end use customers. The power we sell to our customers is purchased from third-party power generators. We do not have our own electricity generation facilities. The electric power we sell is metered and delivered to our customers by incumbent electric utilities. The incumbent electric utilities bill and collect for most of our customers on our behalf. We also sell surplus electric power to wholesale and utility customers to assist in balancing our end-user customer supply requirements. During fiscal 2003 and 2004, we purchased our electricity both under long-term contracts and in the spot market.

     We buy electricity in the wholesale market in blocks of on-peak or round-the-clock quantities usually at fixed prices. We sell electricity in the hourly market based on the hourly demand from our customers at fixed prices. The inherent mismatch between our block purchases and our hourly sales produces a mismatch between our purchases and sales of electricity which we manage by buying and selling in the spot market. In addition, the independent system operator (“ISO”), the entity which manages the electric grid, performs real time load balancing and we are charged or credited for electricity purchased and sold for our account.

     There are inherent risks and uncertainties in our core business operations. These include: timing differences between our purchases and sales of electricity, forecasting error between our estimated customer usage and the customer’s actual usage, weather related changes in quantities demanded by our customers, customer attrition, spread changes between on-peak and off-peak hourly power pricing and seasonal differences between summer and winter peak demand seasons and spring and fall off-peak demand seasons, unexpected factors in the wholesale power markets such as regional power plant outages, volatile fuel prices, transmission congestion or system failure, and credit related counter-party risk for us or within the system generally. Accordingly, despite our risk management initiatives, these uncertainties may produce results that can differ significantly from our internal forecasts. For a discussion of other risks related to the operation of our business, see the discussion herein under the caption “Factors That May Affect Future Results.”

     In addition to continually assessing our risk profile in the markets that we serve, management continually monitors our direct energy cost and the regulatory developments in the states in which we currently operate and states we may enter.

     The information in this Item 2, should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, and the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report.

Deregulated Electric Power Markets

      California Operations

     In the summer of 2000, California experienced a much publicized energy crisis. Demand for electricity exceeded supply and wholesale prices for electricity during certain time periods were far greater than the regulated rates set for the re-sale to consumers. The legislation authorizing deregulation in California called for a mandatory rate reduction that was to remain unchanged during the transition phase away from regulated service to competitive service. Providers of electricity were unable to procure enough supply for all hours of demand, which resulted in power blackouts. At the direction of former Governor Gray Davis, the State of California bought long-term power contracts and the California State Legislature limited the ability of consumers to purchase their power from sources using supply from other than the State’s long-term power contracts. Due to the above factors and to lock in a firm rate payer base to pay for these long-term contracts, on September 20, 2001, the California Public Utilities Commission (“CPUC”) issued a ruling suspending direct access pursuant to legislation by the California state legislature. Direct access allows electricity customers to buy their power from a supplier other than the incumbent utility. The suspension of direct access permits us to keep our current customer base, allows us to continue to solicit business from other direct access customers served by other providers, but prohibits us from signing up new non-direct access customers for an undetermined period of time. We are actively seeking relief from this ruling.

     Under a settlement agreement with the CPUC, Southern California Edison was authorized to recoup $3,600,000 in debt incurred during the energy crisis of 2000-2001 from all customers. This debt was to be collected under the (a) Procurement Related Obligations Account (“PROACT”) from non-direct access, or bundled, customers and (b) the Historical Procurement Charge (“HPC”) from direct access customers. The historical procurement charge is a charge only for non-utility customers in the Southern California Edison utility district. The purpose of the charge is to allow Southern California Edison to recover its past power procurement costs that were under collected during the previously mentioned California energy crisis. Wholesale costs during this period were extremely high and exceeded the regulated rate that Southern California Edison was allowed to charge retail customers.

     In July 2002, the CPUC issued an order implementing the HPC sought by Southern California Edison to collect $391,000 in HPC charges from all direct access customers. This amount is currently being collected by Southern California Edison as a $0.01 per kilowatt-hours (“kWh”) surcharge as a separate line item on the retail electricity bill paid by non-utility consumers, such as our customers. Southern California Edison estimates that this amount could be paid off by early 2006. We were unable to precisely determine the actual historical procurement changes applied to our customers by Southern California Edison because there are different charges by customer type, and this charge is only on the electricity usage above the monthly baseline usage allocation. On September 5, 2003 the CPUC issued a decision granting Southern California Edison’s request to recover additional shortfalls, and authorizing the historical procurement charge balance to be revised from $391,000 to $473,000; however, the $0.01 per kWh monthly charge remained in place.

     In July 2003, Southern California Edison acknowledged that the PROACT debt was paid in full by non-direct access, or bundled, customers. As a result, on August 1, 2003, all Southern California Edison rates were lowered. Consequently, to retain our customers in the Southern California Edison district, we lowered our customer rates proportionately. Our estimates of the annual financial impact of this rate reduction is a decline in sales and pretax profit during fiscal 2004, in the range of $3,000 to $3,500. This reduction is separate from, and in addition to, the historical procurement charge reduction discussed above.

     These rate changes on our customers in the Southern California district will continue to cause a significant negative impact on our revenue and cash flow; however, currently, we do not expect the effect of these rate changes will preclude us from doing business in California.

     The Federal Energy Regulatory Commission (“FERC”) has an ongoing investigation on the conditions surrounding the California energy crisis of 2000-2001. The FERC has not yet made a ruling on this investigation and currently, the results, if any, on our revenue and cash flow are unknown.

     In December 2003, Pacific Gas and Electric (“PG&E) and the CPUC reached a settlement in the PG&E bankruptcy. In February 2004, a decision was issued by the CPUC that approved the rate settlement agreement, requiring PG&E not only to reduce their rates, but also required PG&E to list certain charges separately on bundled service customer bills as well as on direct access customer bills. These direct access bills, which will generally decline, may negatively affect our revenue and cash flow.

Pennsylvania Operations

     In accordance with our standard customer contract in Pennsylvania, we may only charge certain maximum rates for our sales of electric power which, at times, could be less than our costs of acquiring, distributing and scheduling such electric power. Energy capacity charges for delivering electric power in the Pennsylvania market varies significantly from month to month and can affect our gross profit margins. Management is currently analyzing our operations in Pennsylvania to determine the action plan necessary to achieve acceptable gross margins.

Michigan Operations

     In February 2004, the Michigan Public Service Commission (“MPSC”) issued an order that grants partial and immediate rate relief to Detroit Edison Company (“DECO”). This interim relief has yet to be filed in DECO’s tariff. Our initial evaluation of this rate relief illustrates that DECO is to reduce that part of its rates that relates to power supply cost recovery. Large commercial customers will experience a 3.9% increase in rates, while industrial customers will be paying 2.3% more. Additionally, customers who choose an alternative electric supplier, such as us, will pay a transition charge of 4 mills per kWh under the new order. Complete detail of these changes is expected by the end of March 2004 and have not been made public yet. These changes may adversely affect the rates of our customers in the DECO service area which may impact our revenue and cash flow. We will continue doing business in Michigan.

New Jersey Operations

     In December 2003, we began marketing to new commercial customers in the Public Service Electric & Gas district of New Jersey. We began to deliver electric power to customers in January 2004.

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

•	Independent system operator costs — Included in direct energy costs along with electric power purchased are scheduling coordination costs and other independent system operator (“ISO”) fees and charges. The actual ISO costs are not finalized until a settlement process by the ISO is performed for each day’s activities for all grid participants. Prior to the completion of settlement (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to adjust the related costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, as a result of market conditions in California during fiscal 2001, the creditworthiness of certain participants in the marketplace with whom we conduct business have deteriorated to various degrees. For example, PG&E, which declared bankruptcy, has withheld payments of approximately $1.6 million from their remittances to us. Although we have filed a Proof of Claim in PG&E’s bankruptcy proceedings to recover these amounts, we have established an allowance for doubtful accounts in the amount of these withholdings. If other power providers declare bankruptcy, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated by us as the number of kilowatt-hours delivered to the customer times the average current customer sales price per kilowatt-hour.

•	Legal claims — From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” In addition to claims arising out of our normal operations, in prior periods we had accrued a total of $2.7 million for an initial formation litigation expense in connection with an action brought by former employees. In November 2003, we settled this litigation. In the second quarter of fiscal 2004, we reversed approximately $0.5 million of the reserve into income. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position.

Results of Operations

     In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three months ended January 31, 2004 compared to three months ended January 31, 2003.

     Net revenue increased $15.2 million, or 48.1%, to $47.0 million for the three months ended January 31, 2004 compared to $31.8 million for the three months ended January 31, 2003. Gross profit declined $3.1 million, or 43.3%, to $4.1 million for the three months ended January 31, 2004 compared to $7.2 million for the same prior year period.

     The Company’s operating results for the three months ended January 31, 2004 included a loss from operations of $2.8 million. There were several items that contributed to this loss. California’s gross profit reflects a reduction in the retail price of electricity (see Note 3 of Notes to Condensed Consolidated Financial Statements) combined with an increase in the average energy cost per kilowatt-hours (“kWh”), primarily due to the increase in natural gas prices, used to fuel much of California’s electric generation. Also, in California, demand was less than scheduled and as a result the ISO, the entity which manages the electric grid in California, bought our excess energy at much lower prices than we paid, causing lower gross margins as well as lower retail sales. In Pennsylvania, energy costs per kWh were higher and we sold excess energy into the spot market at price levels less than retail.

     In addition, as a result of Summit Energy Ventures, LLC’s majority ownership of Power Efficiency Corporation (“PEC”), we are required to include our portion of the gain or loss attributable to PEC. For the three month period ended January 31, 2004, we recorded an operating loss of $1.1 million compared to $0.2 million during the comparable quarter in fiscal 2003. Summit Energy Ventures, LLC was formed by us as a vehicle to invest in companies that manufacture and market energy efficiency products. For the three months ended January 31, 2004, Summit’s contribution to our net loss, after minority interest and equity losses due to a provision for impairment of investments, was $5.6 million. See Note 4 of Notes to Condensed Consolidated Financial Statements and our discussion herein under the captions “Provision for impairment on investments” and “Loss on equity investments.”

Net revenue

     The increase of $15.2 million in revenue resulted primarily from increased energy sales due to our increased customer base in Pennsylvania of $9.1 million and Michigan of $6.6 million offset by a slight decrease in California. In Pennsylvania, we sold 304.4 million kWh at an average retail price per kWh of $0.065 in the three months ended January 31, 2004, as compared to 169.8 million kWh sold at an average retail price per kWh of $0.057 in the same period last year. The volume increase was primarily due to the acquisition of commercial customers under the bid process discussed below, partially offset by a reduced number of residential customers. The increase in price is primarily attributed to our targeting new commercial customers with higher average rates. In Michigan, we sold 150.6 million kWh at an average retail price per kWh of $0.054 in the three months ended January 31, 2004, as compared to 8.4 million kWh at an average retail price per kWh of $0.066 during initial operations, in the same period last year.

     At January 31, 2004, we had approximately 107,000 customers compared to 86,000 customers at January 31, 2003. The number of customers has increased as a result of the successful acquisition at the end of fiscal 2003 of approximately 40,000 customers in Pennsylvania under a bid process that was a part of an electric utility restructuring. Our customer count, net of this 40,000, was and continues to be reduced due to our focus on increasing our commercial and industrial customer base, which have much higher average electricity usage and generally, higher rates, while reducing the number of residential customers, which have much lower average usage and generally lower rates.

Direct energy costs

     Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs increased to $43.0 million for the three months ended January 31, 2004, an increase of $18.4 million, or 74.9%, from $24.6 million for the three months ended January 31, 2003.

     The increase in direct energy costs occurred in all states. The current year cost per kWh increase in all markets is primarily due to the increase of natural gas costs which is used to fuel much of the electric generation in our markets. In California, we purchased 319.6 million kWh for an average cost per kWh of $0.051 for the three months ended January 31, 2004, as compared to 273.3 million kWh at an average cost per kWh of $0.047 for the same period in fiscal 2003. In Pennsylvania, we purchased 334.1 million kWh at an average cost per kWh of $0.054 for the three months ended January 31, 2004, as compared to 223.4 million kWh at an average cost per kWh of $0.044 for the same period in fiscal 2003. In Michigan, we purchased 139.7 million kWh at an average cost per kWh of $0.051 for the three months ended January 31, 2004, as compared to 25.2 million kWh at an average cost per kWh of $0.044 for the same period last year.

Selling and marketing expenses

     Our selling and marketing expenses of $1.0 million for the three months ended January 31, 2004 approximated the three months ended January 31, 2003. The costs primarily represents marketing activities as the Company entered into the New Jersey market in fiscal 2004 and the Michigan market in fiscal 2003.

General and administrative expenses

     Our general and administrative expenses were $5.8 million for the three months ended January 31, 2004, an increase of $1.1 million, or 24.6%, compared to $4.7 million for the three months ended January 31, 2003. The increase was primarily due to the consolidation of PEC, and to a lesser extent, the settlement of our former Chief Financial Officer’s employment contract in the current fiscal quarter.

Reorganization and initial public listing expenses

     We incurred $1.0 million in the second quarter of fiscal 2004 of non-operating costs related to our reorganization into a Delaware holding company structure and, the anticipated initial public listing of our company’s common stock on the American Stock Exchange. Management believes it is appropriate to classify these costs as other income and expenses, as these are non-operating costs, and include expenses such as legal, accounting and auditing, and consulting fees that are specific to these activities.

Initial formation litigation expenses

     In the three months ended January 31, 2004, we incurred no initial formation litigation costs related to our formation compared to $0.8 million of such costs incurred during the three months ended January 31, 2003. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising efforts by former employees, various board member matters, and the legal complications arising from those activities. (See our Annual Report on Form 10-K for the year ended July 31, 2003 under Part I, Item 3. Legal Proceedings and Note 5 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q).

Provision for impairment on investments

     In the three months ended January 31, 2004, we recorded an impairment of $4.8 million on our investments, to reflect our percentage ownership in the net equity of each of Summit’s three investments: PEC, Turbocor and Envenergy, Inc., an investment accounted for on the cost basis of accounting. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Loss on equity investments

     In the current fiscal year, because Summit acquired a majority ownership position in PEC in May 2003, we consolidated PEC into our financial results thereby reflecting our proportionate recognition of its loss. At January 31, 2004, Summit’s investment ownership was 59.7%. In the three months ended January 31, 2003, we incurred a $0.1 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting relating to PEC and, to a lesser extent, Turbocor BV, (“Turbocor”). In February 2003, Summit’s ownership interest in Turbocor had been reduced to a level at which it no longer exercised significant influence; accordingly, in the current fiscal year, we are accounting for Turbocor under the cost method of accounting. Under such method, any proportionate operating losses attributable to Summit’s investment in Turbocor are excluded from our operating results.

Minority interest

     Minority interests represent that portion of PEC’s post-consolidation losses that are allocated to the non-Summit investors based on their aggregate minority ownership interest in PEC.

Provision for (benefit from) income taxes

     The benefit from income taxes was $0.8 million for the three months ended January 31, 2004; as compared to the provision for income taxes of $0.2 million for the three months ended January 31, 2003. The benefit from income taxes was due to the net loss before taxes of $8.1 million for the three months ended January 31, 2004 compared to a net income before taxes of $0.8 million for the three months ended January 31, 2003. Our effective income tax rate was 9% for the three months ended January 31, 2004, compared to 24% for the same period last year. The decrease in the effective tax rate is primarily due to the impact of our annualized losses being adjusted in the three months ended January 31, 2004, to reflect not benefiting losses for state income taxes and investment impairment losses.

Six months ended January 31, 2004 compared to six months ended January 31, 2003.

     Net revenue increased $40.0 million, or 61.1%, to $105.4 million for the six months ended January 31, 2004 compared to $65.4 million for the six months ended January 31, 2003. Gross profit declined $6.3 million, or 42.7%, to $8.4 million for the three months ended January 31, 2004 compared to $14.7 million for the same prior year period.

     The Company’s operating results for the six months ended January 31, 2004 included a loss from operations of $4.9 million across all states. California’s gross profit reflects a reduction in the retail price of electricity combined with an increase in the average energy cost per kWh, primarily due to the increase in natural gas prices. In the first quarter of fiscal 2004, in California, we incurred a one-time charge of $0.4 million from the ISO, the entity which manages the electric grid in California. This charge was for various deferred settlement charges. Also in California, demand was less than scheduled and, as a result, the ISO bought our excess energy at much lower prices than we paid, causing lower gross margins as well as lower retail sales. In Pennsylvania, an abnormally cool summer in the Mid-Atlantic region resulted in less retail sales than expected through the first fiscal quarter of 2004, with excess energy being sold into the spot market at price levels less than retail.

     In addition, for the six months ended January 31, 2004, our operating loss included an operating loss of $2.3 million attributable to Summit’s majority ownership of PEC compared to an operating loss of $0.4 million for the six months ended January 31, 2003. Summit’s contribution to our net loss, after minority interest and equity losses due to provision for impairment of investments, was $6.2 million.

Net revenue

     The increase of $40.0 million in net revenue resulted primarily from increased energy sales due to our increased customer base in Pennsylvania of $22.1 million and Michigan of $16.1 million with the remaining slight increase occurring in California. In Pennsylvania, we sold 698.7 million kWh at an average retail price of $0.062 in the six months ended January 31, 2004, as compared to 375.0 million kWh sold at an average retail price of $0.055 in the six months ended January 31, 2003. In Michigan, we sold 329.6 million kWh at an average retail price per kWh of $0.056 in the six months ended January 31, 2004, as compared to 8.7 million kWh at an average retail price per kWh of $0.066 in the same period last year.

Direct energy costs

     Our direct energy costs increased to $97.0 million for the six months ended January 31, 2004, an increase of $46.2 million, or 91.1%, from $50.8 million for the six months ended January 31, 2003. The increase in direct energy costs occurred in all states. The current year increase is primarily due to the increase in natural gas costs in all markets. In addition, factors in each of our markets also contributed to the increase in direct energy costs. In California, the one-time ISO charge referenced above. In Pennsylvania, direct energy costs increased primarily due to additional costs relating to the expansion of our customer base. We also incurred additional direct energy costs as we continued to grow in the Michigan market. In California, we purchased 689.9 million kWh of an average price per kWh of $0.051 for the six months ended January 31, 2004, as compared to 589.6 million kWh at an average price per kWh of $0.045 for the same period last year. In Pennsylvania, we purchased 749.2 million kWh at an average price per kWh of $0.057 for the six months ended January 31, 2004, as compared to 458.4 million kWh at an average price per kWh of $0.046 for the six months ended January 31, 2003. In Michigan, we purchased 310.7 million kWh at an average price per kWh of $0.050 for the six months ended January 31, 2004, as compared to 27.6 million kWh at an average price per kWh of $0.043 for the same period last year.

Selling and marketing expenses

     Our selling and marketing expenses were $2.0 million for the six months ended January 31, 2004; a decrease of $0.3 million, or 15.2%, compared to $2.3 million for the six months ended January 31, 2003. The decrease is attributable to the fact that our marketing expenses incurred in connection with entering the New Jersey market in December 2003 were less than the marketing expenses we incurred in entering the Michigan market in fiscal 2003. As part of our strategy of expanding into new markets, we expect to continue to incur marketing and advertising costs.

General and administrative expenses

     Our general and administrative expenses were $11.3 million for the six months ended January 31, 2004; an increase of $2.3 million, or 26.5%, compared to $9.0 million for the six months ended January 31, 2003. The increase was primarily the result of the consolidation of PEC of $2.1 million in the current fiscal year. The remaining increase was due to additional bad debt expense and insurance costs, and the settlement of our former Chief Financial Officer’s employment contract.

Initial formation litigation expenses

     In the six months ended January 31, 2004, we incurred $0.6 million of initial formation litigation costs compared to $3.3 million in such costs incurred during the comparable period in fiscal 2003. We incurred a $2.7 million loss on a litigation award through fiscal 2003, in connection with a lawsuit filed by several of our former employees who were employed during 1998 and 1999 exclusively to raise capital for us from outside investors. These former employees had no responsibilities relating to our ongoing operations. In the first quarter of fiscal 2003, we accrued $2.2 million and in prior fiscal years, we accrued $0.5 million. In November 2003, we settled this litigation and the settlement resulted in a reduction of the accrual of $0.5 million, after final payments were made to the plaintiffs in January 2004.

Loss on equity investments

     In the six months ended January 31, 2004, we recorded an impairment of $4.8 million on our investments, to reflect our percentage ownership in the net equity of each of Summit’s investments. In the six months ended January 31, 2003, we incurred a $0.4 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting relating to PEC and Turbocor.

Interest income, net

     Interest income, net was $0.3 million, a decrease of $0.1 million, or 37.4%, for the six months ended January 31, 2004 from $0.4 million for the six months ended January 31, 2003. The decrease was primarily attributable to lower yields on short-term investments.

Provision for (benefit from) income taxes

     The benefit from income taxes was $1.8 million for the six months ended January 31, 2004, as compared to a provision for income taxes of $44 thousand for the six months ended January 31, 2003. The benefit from income taxes was due to the net loss before taxes of $10.3 million for the six months ended January 31, 2004 compared to net income of $0.1 million for the six months ended January 31, 2003. Our effective income tax rate was 18% for the six months ended January 31, 2004 compared to 42% for the same period last year. The decrease in the effective tax rate is primarily due to the impact of our annualized losses for the fiscal year ending July 31, 2004, to reflect not benefiting losses for state income taxes and investment impairment losses.

Liquidity and Capital Resources

     As of January 31, 2004, our unrestricted cash and cash equivalents were $54.4 million, compared to $40.9 million at July 31, 2003 and our restricted cash and cash equivalents were $12.2 million, compared to $20.8 million at July 31, 2003. Our principal sources of liquidity to fund ongoing operations were cash provided by operations and existing cash and cash equivalents.

     Cash flow provided by operations for the six months ended January 31, 2004 was $5.4 million, compared to $5.8 million in the six months ended January 31, 2003. In the six months ended January 31, 2004 cash was provided primarily by a decrease in accounts receivable primarily due to the green power credit payment of $5.6 million received in October 2003, the reduction of sales and the provision for losses due to the impairment on Summit’s investments, which were non-cash items; offset by a decrease in accounts payable of $6.7 million.

     Cash flow used in investing activities for the six months ended January 31, 2004 was $0.6 million, an increase of $0.2 million compared with cash used in investing activities of $0.4 million for the six months ended January 31, 2003. Cash used in investments for the current fiscal quarter consisted of higher capital expenditures, compared to expenditures for property and intangibles, and Summit’s share of losses in Turbocor and PEC in the prior period.

     Cash flow provided by financing activities for the six months ended January 31, 2004 was $8.6 million, compared to $0.6 million in the six months ended January 31, 2003. The $8.0 million increase is due to a decrease in restricted cash primarily due to the cancellation of the required security for an appeals bond of $4.1 million related to a now settled litigation and the $3.5 million reduction of the required letters of credit secured by cash related to energy suppliers in the current fiscal year.

     The Company does not have open lines of credit for direct unsecured borrowings or for letters of credit. Credit terms from our suppliers of electricity often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our counterparties. We currently finance these collateral obligations with our available cash. If we are required to post such security, a portion of our cash would become restricted, which could adversely affect our liquidity. As of January 31, 2004, we had $8.2 million in restricted cash to secure letters of credit required by our suppliers.

     Based upon our current plans, level of operations and business conditions, we believe that our cash and cash equivalents, and cash generated from operations will be sufficient to meet our capital requirements and working capital needs for the foreseeable future. However, there can be no assurance that we will not be required to seek other financing in the future or that such financing, if required, will be available on terms satisfactory to us.

Contractual Obligations

     For the three and six months ended January 31, 2004, we have entered into additional electricity purchase contracts for $1.9 million and $25.1 million, respectively. These contracts are for less than one year and are with various suppliers.

Factors That May Affect Future Results

If competitive restructuring of the electric markets is delayed, reversed or does not result in viable competitive market rules, our business will be adversely affected.

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

•	Our ability to attract and to retain a critical mass of customers at a reasonable cost;

•	Our ability to develop internal corporate organization and systems;

•	The continued competitive restructuring of retail energy markets with viable competitive market rules; and

•	Our ability to manage effectively our energy requirements and to sell our energy at a sufficient profit margin.

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

     To provide electricity to our customers, we must, from time to time, purchase electricity in the short-term or “spot” wholesale energy markets, which can be highly volatile. In particular, the wholesale electric power market can experience large price fluctuations during peak load periods. Furthermore, to the extent that we enter into contracts with customers that require us to provide electricity at a fixed price over an extended period of time, and to the extent that we have not purchased electricity to cover those commitments, we may incur losses caused by rising wholesale electricity prices. Periods of rising electricity prices may reduce our ability to compete with incumbent utilities because their regulated rates may not immediately increase to reflect these increased costs. Energy Service Providers like us take on the risk of purchasing power for an uncertain load and if the load does not materialize it leaves us in a “long” position that would be resold by us into the wholesale electricity market. Sales of this surplus electricity may be at prices below our cost. Conversely, if there is an unanticipated demand for electricity, we would need to purchase the additional supply. These purchases could be at prices that are higher than our sales price to our customers. Either situation could create losses for us as we are exposed to the price volatility of the wholesale spot markets. Any of these contingencies could substantially increase our costs of operation. Such factors could have a material adverse effect on our financial condition.

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

Some suppliers of electricity have been experiencing deteriorating credit quality.

     We purchase electricity from electric utility companies and merchant electricity generation companies with both investment grade and below investment grade ratings. In addition to the requirements on our part to post collateral with electricity generation companies in accordance with the terms of certain contracts, we also incur performance risk on the part of our counterparties. Should a counterparty fail to perform on its contract to deliver electricity, we would have to replace that supply in the open market on terms which could be less favorable to us than the contract terms. These ratings are subject to change at any time and with no advance warning. This situation could have an adverse impact on the source of our electricity purchases.

If the energy price of electricity decreases, we may be required to post letters of credit to secure our obligations under our long term energy contracts.

     Since the price of the electricity we purchase under long-term contracts is generally fixed over the term of the contracts, if the market price of wholesale electricity decreases below the contract price, the power generator may require us to post security in the form of a letter of credit to hedge against our potential default on the contract. If we are required to post such security, a portion of our cash would become restricted, which could adversely affect our liquidity.

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

     Volatility in market prices for electricity results from multiple factors, including:

•	weather conditions;

•	seasonality;

•	unexpected changes in customer usage;

•	transmission or transportation constraints or inefficiencies;

•	demand for electricity;

•	natural gas, crude oil and refined products, and coal supply availability to generators from whom we purchase electricity;

•	natural disasters, wars, embargoes and other catastrophic events; and

•	federal, state and foreign energy and environmental regulation and legislation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes to information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003.

Item 4. Controls and Procedures.

     a) Evaluation of Disclosure Controls and Procedures.

     Our Chairman and Chief Executive Officer and Chief Accounting Officer, who is currently serving in the capacity as both the principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of January 31, 2004. Based on such evaluation, they have concluded that our disclosure controls and procedures are effective.

     b) Changes in Internal Controls.

     There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to the Company’s Report on Form 10-K for the period ended July 31, 2003 (the “10-K”) for a summary the Company’s legal proceedings previously reported. Since the date of the 10-K, there have been no material developments in previously reported legal proceedings, except as set forth below.

     In November 2003, we entered into a settlement in connection with the lawsuit filed on February 23, 2001 by several former employees filed against us in the Superior Court of the State of California in the County of Orange (case number 01CC02611). Under the settlement, the prior judgments in the case have been vacated, and we made final payments to the plaintiffs in January 2004 in an aggregate amount of $1.8 million.

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

     On November 15, 2003, the Orange County Superior Court entered an order approving our request for dismissal of the action Commonwealth had filed against Sylvia Bates. The case was dismissed following a confidential settlement entered into between Commonwealth and Mrs. Bates. The settlement had no financial impact on Commonwealth.

     On November 20, 2003, Commonwealth filed a Notice of Appeal from the Court’s September 24, 2003 order in Mr. Saline’s case against the Company, Case No. 01CC13887. The Company subsequently filed a Petition for Writ of Supersedeas seeking a stay of the Court’s September 24, 2003 order and Phase II of the trial pending completion of the appeal, which Petition was denied by the Court on January 22, 2004. In March 2004, Mr. Saline’s counsel requested leave of the Court to seek damages from Ian Carter personally in this case. The Court is expected to rule on the legal sufficiency of their request on April 21, 2004. Pursuant to the terms of the indemnification agreement between Commonwealth and Mr. Carter, the Company is required to indemnify Mr. Carter to the fullest extent permitted by law. The indemnification agreement covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. Pursuant to the indemnification agreement, the Company is currently advancing Mr. Carter’s legal expenses in defending this case. The appeal and the second phase of the trial are still pending.

     On February 3, 2004, Commonwealth filed a motion seeking reinstatement of the Protective Order against Mr. Saline in the Company’s case against Mr. Saline, Case No. 01CC10657. The motion seeks to restrict Mr. Saline’s access as a member of the Board of Directors to books and records of the Company, and to enforce his confidentiality agreement with the Company. The motion is based upon new evidence that has come to light in the case in the form of a declaration made under oath by one of the plaintiffs in a lawsuit against the Company that Mr. Saline disclosed confidential information that was helpful to the plaintiffs in their case against the Company. The Court has not yet ruled on the above motion, and the Company’s case against Mr. Saline remains pending.

Item 5. Other Information.

Annual Meeting

     The Board of Directors has set June 15, 2004 as the date for the Company’s 2004 annual meeting of shareholders. A shareholder proposal must be submitted to the Company’s principal executive offices located at Commonwealth Energy Corporation, Investor Relations, 15901 Red Hill Avenue, Suite 100, Tustin, California 92780, Attention: Corporate Secretary, by March 26, 2004, for inclusion in the proxy materials related to the 2004 annual meeting. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8. For any proposal that is not submitted for inclusion in the Company’s proxy material for the 2004 annual meeting of stockholders, but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Securities Exchange Act of 1934 permits the Company’s management to exercise discretionary voting authority under proxies it solicits unless the Company is notified about the proposal on or before March 26, 2004, and the stockholder satisfies the other requirements of Rule 14a-4(c). In addition, except with respect to stockholder proposals included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the Company’s Bylaws provide that, to be considered at the 2004 annual meeting, a stockholder proposal must be submitted in writing and received by the Corporate Secretary at the principal executive offices of the Company not later than March 26, 2004, and must contain the information specified by and otherwise comply with the Company’s Bylaws. Any stockholder wishing to receive a copy of the Company’s Bylaws should direct a written request to the Corporate Secretary at the Company’s principal executive offices.

     To be considered at the 2004 annual meeting, shareholder nominations of persons for election to the Board of Directors of the Company must be submitted in writing and received by the Corporate Secretary at the principal executive offices of the Company not later than March 26, 2004, and must contain the information specified by and otherwise comply with the Company’s Bylaws. Notwithstanding the foregoing, the Board of Directors is not required to solicit proxies for the election of any person the shareholder intends to nominate at the annual meeting.

Amendment of Ian B. Carter’s Employment Agreement

     On March 16, 2004, we agreed with Ian Carter to amend his employment agreement. Under the amendment, the amount that the Company would be required to pay to Mr. Carter in the event that Mr. Carter’s employment is terminated as a result of change of control or upon termination of the agreement without cause or by Mr. Carter for good reason was reduced from eight time his annual base salary plus the amount of taxes payable by Mr. Carter to three times the sum of Mr. Carter’s then-current base salary and the average of the two highest bonuses paid to Mr. Carter plus the amount of taxes payable by Mr. Carter.

Resignation of Certain Officers and Directors

     Effective March 8, 2003, Junona Jonas resigned as a director of the Company due to the demands of her full-time professional commitments. Ms. Jonas submitted a letter of resignation, which is attached hereto as Exhibit 99.1.

     James L. Oliver resigned his position as our chief financial officer, effective February 20, 2004, to pursue other opportunities. Mr. Oliver executed a confidential severance agreement and general release in connection with his resignation and the termination of his employment. Pursuant to the terms of such agreement, we paid Mr. Oliver $72,000, less required tax deductions, and will continue to pay Mr. Oliver an amount equal to his former salary until August 2005. Mr. Oliver continues to hold a fully vested option to purchase 500,000 shares of Commonwealth’s common stock with an exercise price of $2.75 per share and a final termination date of November 1, 2007. Until a successor is identified, Kenneth L. Robinson, our Vice President, Finance and Corporate Controller, will serve as our principal financial and accounting officer.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Consent and Waiver dated March 12, 2004 given by Ian B. Carter to Commonwealth Energy Corporation.

10.2	Second Amendment to Employment Agreement dated March 16, 2004, between Ian B. Carter and Commonwealth Energy Corporation.

10.3	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter of Resignation of Junona Jonas dated March 3, 2004.

(b) Reports on Form 8-K.

     On December 29, 2003, we furnished to the Securities and Exchange Commission, a Current Report on Form 8-K, which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated December 23, 2003, reporting our results of operations and financial condition for the first quarter fiscal year ending July 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH ENERGY CORPORATION
Date: March 16, 2004	By:	/s/ IAN B. CARTER
Ian B. Carter
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2004	By:	/s/ KENNETH L. ROBINSON
Kenneth L. Robinson
Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Consent and Waiver dated March 12, 2004 given by Ian B. Carter to Commonwealth Energy Corporation.

10.2	Second Amendment to Employment Agreement dated March 16, 2004, between Ian B. Carter and Commonwealth Energy Corporation.

10.3	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter of Resignation of Junona Jonas dated March 3, 2004.