Form 10-K/A
period 2002-07-31
COMMONWEALTH ENERGY CORP
filed 2004-03-17
CIK 1156443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE
SIGNATURES
EXHIBIT 10.23
Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A is being filed solely to file an amended Exhibit 10.23 in connection with the Registrant’s Application for Confidential Treatment for certain portions thereof. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in the Amendment No. 1 only Item 15 of Part IV. The remainder of the information contained in the original filing is not amended hereby.

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements:

*	Page references refer to pages in the original filing.

      (a)(2) Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

      (c) Exhibits. The following exhibits are attached hereto, as required by Item 601 of Regulation S-K:

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
3.4	Bylaws of Commonwealth Energy Corporation, as amended*
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom(1)
10.2	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.3	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen(2)

1

Exhibit
Number	Title of Exhibit

10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver(2)
10.5	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop(2)
10.6	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees(1)
10.7	Change of Control Agreement dated November 1, 2000 between Commonwealth Energy Corporation and Scott A. Petterson*
Other Material Contracts
10.8	Power Purchase Agreement dated July 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(3)
10.9	First Amendment to Power Purchase Agreement dated as of July 29, 1999(3)
10.10	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(4)
10.11	Loan and Security Agreement dated June 28, 2000 between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit(1)
10.12	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit(1)
10.13	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.14	PECO Energy Company Confirmation Agreement dated January 30, 2001(1)
10.15	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)
10.16	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.17	Standard Sublease Dated November 12, 1998, Between Kurt Busch And Commonwealth Energy Corporation, For Property Located At 15991 Redhill Avenue, Suite 200, Tustin, California(1)
10.18	Amendment Number 6 to lease by and between Warner/ Redhill Associates and Frederick Michael Bloom(2)
10.19	Commonwealth vs. Bloom Settlement Agreement Terms dated August 10, 2001(5)
10.20	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(4)
10.21	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(4)
10.22	Confirmation Letter dated May 23, 2002 between Commonwealth Energy Corporation and Reliant Energy Services, Inc.†*
10.23	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002†
10.24	Confirmation of Multi-Block Electric Power Transaction between Commonwealth Energy Corporation and TransAlta Energy Marketing (U.S.) Inc. dated March 1, 2002†*
10.25	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P.*
21.1	Subsidiaries of the Registrant(1)
31.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

2

Exhibit
Number	Title of Exhibit

31.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
99.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

(3)	Each of these exhibits is incorporated by reference to Commonwealth Energy Corporation’s Form 10/A filed with the Securities and Exchange Commission on June 10, 2002.

(4)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on April 10, 2002 (File No. 000-33069).

(5)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10-Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*	previously filed with the original filing.

3

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2004	COMMONWEALTH ENERGY CORPORATION
By: /s/ IAN B. CARTER Ian B. Carter Chairman of the Board and Chief Executive Officer

4

EXHIBIT INDEX

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
3.4	Bylaws of Commonwealth Energy Corporation, as amended.*
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Severance Agreement dated June 1, 2000, among Commonwealth Energy Corporation, electricAmerica, Inc. and Frederick M. Bloom(1)
10.2	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.3	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard Paulsen(2)
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James Oliver(2)
10.5	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John Barthrop(2)
10.6	Commonwealth Energy Corporation 1999 Equity Incentive Plan for Employees(1)
10.7	Change of Control Agreement dated November 1, 2000 between Commonwealth Energy Corporation and Scott A. Petterson.*
Other Material Contracts
10.8	Power Purchase Agreement dated July 27, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(3)
10.9	First Amendment to Power Purchase Agreement dated as of July 29, 1999(3)
10.10	Second Amendment to Power Purchase Agreement dated as of May 28, 1999, between Commonwealth Energy Corporation and Calpine Power Services Company(4)
10.11	Loan and Security Agreement dated June 28, 2000 between Commonwealth Energy Corporation, electricAmerica, Inc. and electric.com, Inc. and Coast Business Credit(1)
10.12	Warrant dated June 28, 2000, issued by Commonwealth Energy Corporation in favor of Coast Business Credit(1)
10.13	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.14	PECO Energy Company Confirmation Agreement dated January 30, 2001(1)
10.15	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)
10.16	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.17	Standard Sublease Dated November 12, 1998, Between Kurt Busch And Commonwealth Energy Corporation, For Property Located At 15991 Redhill Avenue, Suite 200, Tustin, California(1)

Exhibit
Number	Title of Exhibit

10.18	Amendment Number 6 to lease by and between Warner/ Redhill Associates and Frederick Michael Bloom(2)
10.19	Commonwealth vs. Bloom Settlement Agreement Terms dated August 10, 2001(5)
10.20	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(4)
10.21	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(4)
10.22	Confirmation Letter dated May 23, 2002 between Commonwealth Energy Corporation and Reliant Energy Services, Inc.†*
10.23	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002†
10.24	Confirmation of Multi-Block Electric Power Transaction between Commonwealth Energy Corporation and TransAlta Energy Marketing (U.S.) Inc. dated March 1, 2002†*
10.25	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P.*
21.1	Subsidiaries of the Registrant(1)
31.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
99.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

(3)	Each of these exhibits is incorporated by reference to Commonwealth Energy Corporation’s Form 10/A filed with the Securities and Exchange Commission on June 10, 2002.

(4)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10/A filed with the Securities and Exchange Commission on April 10, 2002 (File No. 000-33069).

(5)	Each of these exhibits is incorporated by reference to Commonwealth Energy’s Form 10-Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*	Previously filed with the original filing.