Form 10-K/A
period 2003-07-31
COMMONWEALTH ENERGY CORP
filed 2004-03-17
CIK 1156443

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

PART IV
Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 31.3
EXHIBIT 31.4

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed solely to file an amended Exhibits 10.20, 10.21, 10.22 and 10.23 in connection with the Registrant’s Application for Confidential Treatment for certain portions thereof. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this Amendment No. 1 only Item 15 of Part IV. The remainder of the information contained in the original filing is not amended hereby.

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

      (b) Reports on Form 8-K.

      We filed a Current Report on Form 8-K on June 17, 2003, reporting our operating results for the three and nine months ended April 30, 2003.

      (c) Exhibits. The following exhibits are attached hereto, as required by Item 601 of Regulation S-K:

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
3.4	Bylaws of Commonwealth Energy Corporation, as amended(3)
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.2	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard L. Paulsen(2)
10.3	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James L. Oliver(2)
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop(2)
10.5	Commonwealth Energy Corporation 1999 Equity Incentive Plan(4)
10.6	Employment Letter dated December 7, 2001 for Linda Guckert*
10.7	Employment Agreement dated between Commonwealth Energy Corporation and Michael G. Nelson*

1

Exhibit
Number	Title of Exhibit

Other Material Contracts
10.8	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.9	PECO Energy Company Confirmation Agreement dated January 30, 2001(1)
10.10	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)
10.11	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.12	Standard Sublease Dated November 12, 1998, Between Kurt Busch and Commonwealth Energy Corporation, for Property Located at 15991 Redhill Avenue, Suite 200, Tustin, California(1)
10.13	Amendment Number 6 to lease by and between Warner/ Redhill Associates and Frederick Michael Bloom(2)
10.14	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(6)
10.15	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(6)
10.16	Master Power Purchase Agreement dated May 16, 2002 between Commonwealth Energy Corporation and Reliant Energy Services, Inc.(7)†
10.17	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002(7)†
10.18	Confirmation of Multi-Block Electric Power Transaction between Commonwealth Energy Corporation and TransAlta Energy Marketing (U.S.) Inc. dated March 1, 2002(7)†
10.19	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P.(7)
10.20	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003†
10.21	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003†
10.22	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003†
10.23	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003†
14.1	Commonwealth Energy Corporation Code of Business Conduct*
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young, LLP, independent auditors*
31.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.3	Certification of Chief Executive Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.4	Certification of Chief Financial Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy Form 10/ A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

2

(3)	This exhibit is incorporated herein by reference to Commonwealth Energy Corporation’s form 10-Q for the quarterly period ended January 31, 2003.

(4)	This exhibit is incorporated by reference to Commonwealth Energy Corporation’s Registration Statement on Form S-8 (File No. 333-109552) filed with the Securities and Exchange Commission on October 8, 2003.

(5)	Each of these exhibits is incorporated by reference to Commonwealth Energy Form 10-Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

(6)	Each of these exhibits is incorporated by reference to Commonwealth Energy Form 10/ A filed with the Securities and Exchange Commission on April 3, 2002 (File No. 000-33069).

(7)	Each of these exhibits is incorporated by reference to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 filed with the Securities and Exchange Commission on October 29, 2002.

*	Previously filed with the original filing.

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

3

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2004	COMMONWEALTH ENERGY CORPORATION
	By:	/s/ IAN B. CARTER

Ian B. Carter
Chairman of the Board, President and Chief Executive Officer

4

EXHIBIT INDEX

Exhibit
Number	Title of Exhibit

3.1	Articles of Incorporation of Commonwealth Energy Corporation dated August 14, 1997 and filed with the Secretary of State of the State of California on August 15, 1997(1)
3.2	Certificate of Amendment of Articles of Incorporation of Commonwealth Energy Corporation dated December 31, 1998 and filed with the Secretary of State of the State of California on February 19, 1999(1)
3.3	Certificate of Determination of Commonwealth Energy Corporation dated September 22, 1997 and filed with the Secretary of State of California on March 13, 1998(2)
3.4	Bylaws of Commonwealth Energy Corporation, as amended(3)
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated January 1, 2000, between Commonwealth Energy Corporation and Ian B. Carter, as modified by an Addendum to Employment Agreement dated as of November 1, 2000(1)
10.2	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and Richard L. Paulsen(2)
10.3	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and James L. Oliver(2)
10.4	Employment Agreement dated November 1, 2000, between Commonwealth Energy Corporation and John A. Barthrop(2)
10.5	Commonwealth Energy Corporation 1999 Equity Incentive Plan(4)
10.6	Employment Letter dated December 7, 2001 for Linda Guckert*
10.7	Employment Agreement dated between Commonwealth Energy Corporation and Michael G. Nelson*
Other Material Contracts
10.8	Limited Liability Company Agreement of Summit Energy Ventures, LLC, as amended by the First Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC, dated August 2001(2)
10.9	PECO Energy Company Confirmation Agreement dated January 30, 2001(1)
10.10	Exelon Generation Company, LLC Confirmation Agreement dated May 13, 2001(1)
10.11	Standard Office Lease — Gross dated July 1, 1997, for property located at 15941 Redhill Avenue, Suite 200, Tustin, California, together with Rules and Regulations and Work Letter attached thereto(1)
10.12	Standard Sublease Dated November 12, 1998, Between Kurt Busch and Commonwealth Energy Corporation, for Property Located at 15991 Redhill Avenue, Suite 200, Tustin, California(1)
10.13	Amendment Number 6 to lease by and between Warner/ Redhill Associates and Frederick Michael Bloom(2)
10.14	Second Amendment to the Limited Liability Company Agreement of Summit Energy Ventures, LLC(6)
10.15	Commonwealth Energy Corporation Summary of Rights to Purchase Preferred Stock(6)
10.16	Master Power Purchase Agreement dated May 16, 2002 between Commonwealth Energy Corporation and Reliant Energy Services, Inc.(7)†
10.17	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Energy Trading, Inc. dated July 25, 2002(7)†
10.18	Confirmation of Multi-Block Electric Power Transaction between Commonwealth Energy Corporation and TransAlta Energy Marketing (U.S.) Inc. dated March 1, 2002(7)†

Exhibit
Number	Title of Exhibit

10.19	Lease Agreement dated August 9, 2002, between Commonwealth Energy Corporation and Cherry Tree Investors, L.P.(7)
10.20	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003†
10.21	Exelon Generation Company, LLC Confirmation Agreement dated July 22, 2003†
10.22	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated March 24, 2003†
10.23	Confirmation of Transaction between Commonwealth Energy Corporation and DTE Trading, Inc. dated July 24, 2003†
14.1	Commonwealth Energy Corporation Code of Business Conduct
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young, LLP, independent auditors*
31.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.3	Certification of Chief Executive Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.4	Certification of Chief Financial Officer of Commonwealth Energy Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Each of these exhibits is incorporated herein by reference to Commonwealth Energy Corporation’s Form 10 filed with the Securities and Exchange Commission on August 9, 2001 (File No. 000-33069).

(2)	Each of these exhibits is incorporated by reference to Commonwealth Energy Form 10/ A filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-33069).

(3)	This exhibit is incorporated herein by reference to Commonwealth Energy Corporation’s form 10-Q for the quarterly period ended January 31, 2003.

(4)	This exhibit is incorporated by reference to Commonwealth Energy Corporation’s Registration Statement on Form S-8 (File No. 333-109552) filed with the Securities and Exchange Commission on October 8, 2003.

(5)	Each of these exhibits is incorporated by reference to Commonwealth Energy Form 10-Q filed with the Securities and Exchange Commission on December 17, 2001 (File No. 000-33069).

(6)	Each of these exhibits is incorporated by reference to Commonwealth Energy Form 10/ A filed with the Securities and Exchange Commission on April 3, 2002 (File No. 000-33069).

(7)	Each of these exhibits is incorporated by reference to Commonwealth Energy Corporation’s Form 10-K for the year ended July 31, 2002 filed with the Securities and Exchange Commission on October 29, 2002.

*	Previously filed with the original filing.

†	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.