Form 10-Q/A
period 2004-01-31
COMMONWEALTH ENERGY CORP
filed 2004-04-05
CIK 1156443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months ended January 31,		Six Months ended January 31,
	2003	2004	2003	2004
Net revenue	$31,759	$47,038	$65,441	$105,434
Direct energy costs	24,569	43,491	50,775	97,566

Gross profit	7,190	3,547	14,666	7,868
Selling and marketing expenses	1,023	1,008	2,333	1,978
General and administrative expenses	4,680	5,829	8,969	11,347
Reorganization and initial public listing expenses	—	1,028	—	1,146

Income (loss) from operations	1,487	(4,318)	3,364	(6,603)
Other income and expenses:
Initial formation litigation expenses	(787)	—	(3,327)	(585)
Provision for impairment on investments	—	(4,313)	—	(4,313)
Loss on equity investments	(148)	—	(381)	—
Minority interest share of loss	—	351	—	895
Interest income, net	215	151	449	281

Total other income and expenses	(720)	(3,811)	(3,259)	(3,722)

Income (loss) before provision for (benefit from) income taxes	767	(8,129)	105	(10,325)
Provision for (benefit from) income taxes	180	(768)	44	(1,842)

Net income (loss)	$587	$(7,361)	$61	$(8,483)

Earning (loss) per common share:
Basic	$0.02	$(0.27)	$0.00	$(0.31)

Diluted	$0.02	$(0.27)	$0.00	$(0.31)

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

COMMONWEALTH ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended January 31,
	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$61	$(8,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	732	761
Amortization	110	127
Provision for doubtful accounts	724	1,125
Deferred income tax provision	(880)	—
Impairment of Summit investments	—	4,843
Loss on equity investments	(56)	—
Minority interest share of loss of consolidated entity	—	(282)
Changes in operating assets and liabilities:
Accounts receivable, net	3,377	13,254
Prepaid expenses and other assets	(463)	1,313
Accounts payable	(1,685)	(6,685)
Accrued liabilities and other	3,816	(550)

Net cash provided by operating activities	5,736	5,423
Cash Flows From Investing Activities
Purchase of property and equipment	(264)	(571)
Purchase of intangible assets	(126)	—

Net cash used in investing activities	(390)	(571)
Cash Flows From Financing Activities
Repurchase of common stock	(14)	—
Cancellation of Series A convertible preferred stock	(83)	—
Dividends paid on Series A convertible preferred stock	(92)	—
Proceeds from exercise of stock options	15	1
Decrease in restricted cash and cash equivalents	809	8,602

Net cash provided by financing activities	635	8,603

Increase in cash and cash equivalents	5,981	13,455
Cash and cash equivalents at beginning of period	43,042	40,921

Cash and cash equivalents at end of period	$49,023	$54,376

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

     During the second quarter of the current fiscal year ending July 31, 2004 (“fiscal 2004”), the Company decided to reclassify certain expenses related to the anticipated reorganization of the Company into a Delaware holding company structure and initial public listing of the reorganized company’s common stock on the American Stock Exchange (“reorganization and initial public listing expenses”) to a separately identified selling, general and administrative expense category, and certain non-operating litigation expenses related to capital-raising initiatives of prior management during the initial formation of the Company (“initial formation expenses”), from general and administrative expenses to other income and expenses. (See Note 6).

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

Non-cash items

     In the second quarter of fiscal 2004, we recorded an impairment of $4,313 on our investments to reflect our percentage ownership in the net equity of Summit’s investments, which were all non-cash items. In the second quarter of fiscal 2004, the Company also recorded an impairment of goodwill for PEC of $530 included in direct energy costs, which was also a non-cash item (see Note 4).

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

     The three Summit investments are all early stage entities incurring significant operating losses, which are expected to continue, at least in the near term. They all have very limited working capital and as a result, continuing operations will be completely dependent upon their securing additional financing to meet their immediate capital needs. There is no assurance that additional financing will be available on acceptable terms, if at all. The Company has no obligation, and currently no intention of investing additional funds into Summit. For the three months ended January 31, 2004, to reflect impairment of these investments, the Company has recorded provisions for impairment to reflect its percentage ownership in the net equity of each of these companies as follows:

Investee	Ownership Percentage at January 31, 2004	Investment Basis before Impairment	Provision for Impairment	Current Investment Basis

Envenergy, Inc.	8.68%	$2,030	$1,934	$96

Turbocor, BV	8.76%	3,332	2,379	953

Total investments		5,362	4,313	1,049

PEC	59.7%	1,742	530	1,212

Total		$7,104	$4,843	$2,261

    The provision for impairment for PEC is included in direct energy costs as a write-down of goodwill.

5. Contingencies

Litigation

     In September 2001, the Company filed a lawsuit for breach of contract with a customer who had a two-year contract with the Company for the supply of energy. In January 2004, the lawsuit was settled and the Company recorded $645 in revenue.

     In February 2001, several former employees filed a lawsuit against the Company. These former employees worked in raising capital during 1998 and 1999 for the Company. The plaintiffs’ complaint alleged claims for unfair business practices, breach of contract, and fraud and intentional deceit. The plaintiffs allege, in summary, that they were owed commissions and stock options from the Company under their alleged employment agreements and based on alleged representations made to them by former officers of the Company. The Company filed a cross-complaint asserting various claims. The plaintiffs sought, among other relief, damages in the amount of up to $10,000, plus costs and attorney fees. A jury trial was held in this matter, and in December 2002, returned a verdict finding for the plaintiffs in the amount of $2,700 (accrued as of July 31, 2003) of compensatory damages. The Company filed an appeal in March 2003, seeking reversal of the judgment. In June 2003, the court ruled that the Company was the prevailing party on the contract claims brought by the plaintiffs and that the Company was entitled to recover attorney’s fees and costs from the plaintiffs totaling approximately $1,100. In November 2003, the Company settled this lawsuit, with final payments, including certain related taxes, to the plaintiffs made in January 2004 in an aggregate amount of $1,800. As a result, the Company reduced its reserve to $400 to cover any remaining related issues.

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

6. Quarterly Financial Information (Unaudited)

     In the second quarter of fiscal 2004, management decided to reclassify certain expenses related to the anticipated reorganization of the Company into a Delaware holding company structure and initial public listing of the reorganized company’s common stock on the American Stock Exchange to a separately identified selling, general and administrative expense category, and certain non-operating litigation expenses related to capital-raising initiatives of prior management during the initial formation of the Company, from general and administrative expenses to other income and expenses. The following table is a summary for all four quarters of fiscal 2003 and the first and second quarters of fiscal 2004, as if this reclassification had occurred in their respective quarters:

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

	Three months ended
	October 31		January 31		April 30		July 31
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
Fiscal year ended July 31, 2003:
General and administrative expenses	$4,629	$4,289	$5,467	$4,680	$4,957	$4,336	$3,454	$2,634
Income from operations	1,537	1,877	700	1,487	2,023	2,644	10,341	11,161
Initial formation litigation expenses	2,200	2,540	—	787	—	621	—	820
Fiscal year ended July 31, 2004:
General & administrative expenses	6,221	5,518	6,857	5,829
Reorganization and initial public listing expenses	—	118	—	1,028
Loss from operations	(2,870)	(2,285)	(4,318)	(4,318)
Initial formation litigation expenses	—	585	—	—

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

     Net revenue increased $15.2 million, or 48.1%, to $47.0 million for the three months ended January 31, 2004 compared to $31.8 million for the three months ended January 31, 2003. Gross profit declined $3.7 million, or 50.7%, to $3.5 million for the three months ended January 31, 2004 compared to $7.2 million for the same prior year period.

     The Company’s operating results for the three months ended January 31, 2004 included a loss from operations of $4.3 million. There were several items that contributed to this loss. California’s gross profit reflects a reduction in the retail price of electricity (see Note 3 of Notes to Condensed Consolidated Financial Statements) combined with an increase in the average energy cost per kilowatt-hours (“kWh”), primarily due to the increase in natural gas prices, used to fuel much of California’s electric generation. Also, in California, demand was less than scheduled and as a result the ISO, the entity which manages the electric grid in California, bought our excess energy at much lower prices than we paid, causing lower gross margins as well as lower retail sales. In Pennsylvania, energy costs per kWh were higher and we sold excess energy into the spot market at price levels less than retail.

     In addition, as a result of Summit Energy Ventures, LLC’s majority ownership of Power Efficiency Corporation (“PEC”), we are required to include our portion of the gain or loss attributable to PEC. For the three month period ended January 31, 2004, we recorded an operating loss of $1.6 million compared to $0.2 million during the comparable quarter in fiscal 2003. Summit Energy Ventures, LLC was formed by us as a vehicle to invest in companies that manufacture and market energy efficiency products. For the three months ended January 31, 2004, Summit’s contribution to our net loss, after minority interest and equity losses due to a provision for impairment of investments, was $5.5 million. See Note 4 of Notes to Condensed Consolidated Financial Statements and our discussion herein under the captions “Provision for impairment on investments” and “Loss on equity investments.”

Net revenue

     The increase of $15.2 million in revenue resulted primarily from increased energy sales due to our increased customer base in Pennsylvania of $9.1 million and Michigan of $6.6 million offset by a slight decrease in California. In Pennsylvania, we sold 304.4 million kWh at an average retail price per kWh of $0.065 in the three months ended January 31, 2004, as compared to 169.8 million kWh sold at an average retail price per kWh of $0.057 in the same period last year. The volume increase was primarily due to the acquisition of commercial customers under the bid process discussed below, partially offset by a reduced number of residential customers. The increase in price is primarily attributed to our targeting new commercial customers with higher average rates. In Michigan, we sold 150.6 million kWh at an average retail price per kWh of $0.054 in the three months ended January 31, 2004, as compared to 8.4 million kWh at an average retail price per kWh of $0.066 during initial operations, in the same period last year. Due to the Michigan operations beginning in fiscal 2003 and the very limited number of customers reflected in fiscal 2003 revenue, the prior years’ price was not entirely representative of that market when we acquired a greater market share in fiscal 2004. As a result of our focused sales operations, our volume increased.

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

Direct energy costs

     Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs increased to $43.5 million for the three months ended January 31, 2004, an increase of $18.9 million, or 77.0%, from $24.6 million for the three months ended January 31, 2003. For the three months ended January 31, 2004, we recorded a provision for the impairment of goodwill for PEC of $0.5 million, included in direct energy costs.

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

Reorganization and initial public listing expenses

     We incurred $1.0 million in the second quarter of fiscal 2004 of costs related to our reorganization into a Delaware holding company structure and, the anticipated initial public listing of our company’s common stock on the American Stock Exchange. Management believes it is appropriate to classify these costs as a separately identified selling, general and administrative expense category, and include expenses such as legal, accounting and auditing, and consulting fees that are specific to these activities.

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

Provision for impairment on investments

     In the three months ended January 31, 2004, we recorded an impairment of $4.3 million on our investments, to reflect our percentage ownership in the net equity of each of Summit’s two investments: Turbocor and Envenergy, Inc., an investment accounted for on the cost basis of accounting. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

     Net revenue increased $40.0 million, or 61.1%, to $105.4 million for the six months ended January 31, 2004 compared to $65.4 million for the six months ended January 31, 2003. Gross profit declined $6.8 million, or 46.4%, to $7.9 million for the six months ended January 31, 2004 compared to $14.7 million for the same prior year period.

     The Company’s operating results for the six months ended January 31, 2004 included a loss from operations of $6.6 million across all states. California’s gross profit reflects a reduction in the retail price of electricity combined with an increase in the average energy cost per kWh, primarily due to the increase in natural gas prices. In the first quarter of fiscal 2004, in California, we incurred a one-time charge of $0.4 million from the ISO, the entity which manages the electric grid in California. This charge was for various deferred settlement charges. Also in California, demand was less than scheduled and, as a result, the ISO bought our excess energy at much lower prices than we paid, causing lower gross margins as well as lower retail sales. In Pennsylvania, an abnormally cool summer in the Mid-Atlantic region resulted in less retail sales than expected through the first fiscal quarter of 2004, with excess energy being sold into the spot market at price levels less than retail.

     In addition, for the six months ended January 31, 2004, our operating loss included an operating loss of $2.8 million primarily attributable to Summit’s majority ownership of PEC compared to an operating loss of $0.4 million for the six months ended January 31, 2003. Summit’s contribution to our net loss, after minority interest and equity losses due to a provision for impairment of investments, was $6.2 million.

Net revenue

     The increase of $40.0 million in net revenue resulted primarily from increased energy sales due to our increased customer base in Pennsylvania of $22.1 million and Michigan of $16.1 million with the remaining slight increase occurring in California. In Pennsylvania, we sold 698.7 million kWh at an average retail price of $0.062 in the six months ended January 31, 2004, as compared to 375.0 million kWh sold at an average retail price of $0.055 in the six months ended January 31, 2003. The volume increase was primarily due to the acquisition of commercial customers under the bid process discussed above, partially offset by a reduced number of residential customers. The price increase is primarily attributed to our targeting new commercial customers with higher average rates. In Michigan, we sold 329.6 million kWh at an average retail price per kWh of $0.056 in the six months ended January 31, 2004, as compared to 8.7 million kWh at an average retail price per kWh of $0.066 in the same period last year. Due to the Michigan operations beginning in fiscal 2003, the prior years’ price was not representative of that market. As a result of our focused sales operations, our volume increased.

Direct energy costs

     Our direct energy costs increased to $97.6 million for the six months ended January 31, 2004, an increase of $46.8 million, or 92.2%, from $50.8 million for the six months ended January 31, 2003. The increase in direct energy costs occurred in all states. The current year increase is primarily due to the increase in natural gas costs in all markets. In addition, factors in each of our markets also contributed to the increase in direct energy costs. In California, the one-time ISO charge referenced above. In Pennsylvania, direct energy costs increased primarily due to additional costs relating to the expansion of our customer base. We also incurred additional direct energy costs as we continued to grow in the Michigan market. Generally, as we add new customers volume increases, and the cost of delivering electricity, or direct energy costs, also increases. We cannot separately identify costs related to new customers due to variations in the usage of current customers. In California, we purchased 689.9 million kWh of an average price per kWh of $0.051 for the six months ended January 31, 2004, as compared to 589.6 million kWh at an average price per kWh of $0.045 for the same period last year. In Pennsylvania, we purchased 749.2 million kWh at an average price per kWh of $0.057 for the six months ended January 31, 2004, as compared to 458.4 million kWh at an average price per kWh of $0.046 for the six months ended January 31, 2003. In Michigan, we purchased 310.7 million kWh at an average price per kWh of $0.050 for the six months ended January 31, 2004, as compared to 27.6 million kWh at an average price per kWh of $0.043 for the same period last year.

     For the six months ended January 31, 2004, we recorded a provision for impairment of goodwill for PEC of $0.5 million, included in direct energy costs.

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

     Cash flow provided by operations for the six months ended January 31, 2004 was $5.4 million, compared to $5.7 million in the six months ended January 31, 2003. In the six months ended January 31, 2004 cash was provided primarily by a decrease in accounts receivable primarily due to the green power credit payment of $5.6 million received in October 2003, the reduction of sales and the provision for losses due to the impairment on Summit’s investments, which were non-cash items; offset by a decrease in accounts payable of $6.7 million.

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

Item 4. Controls and Procedures.

     a) Evaluation of Disclosure Controls and Procedures.

     Our Chairman and Chief Executive Officer and our Vice President, Finance and Controller, who is currently serving in the capacity as both the principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of January 31, 2004. Based on such evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1*	Consent and Waiver dated March 12, 2004 given by Ian B. Carter to Commonwealth Energy Corporation.

10.2*	Second Amendment to Employment Agreement dated March 16, 2004, between Ian B. Carter and Commonwealth Energy Corporation.

10.3*	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Letter of Resignation of Junona Jonas dated March 3, 2004.

*	Previously filed with the original filing.

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

COMMONWEALTH ENERGY CORPORATION

Date: April 2, 2004	By:	/s/ Ian B. Carter

Ian B. Carter Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2004	By:	/s/ Richard L. Boughrum

Richard L. Boughrum Senior Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Consent and Waiver dated March 12, 2004 given by Ian B. Carter to Commonwealth Energy Corporation.

10.2*	Second Amendment to Employment Agreement dated March 16, 2004, between Ian B. Carter and Commonwealth Energy Corporation.

10.3*	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Letter of Resignation of Junona Jonas dated March 3, 2004.

*	Previously filed with the original filing.