Form 10-Q
period 2004-04-30
COMMONWEALTH ENERGY CORP
filed 2004-06-14
CIK 1156443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_____________

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

     As of June 11, 2004, 29,659,237 shares of the registrant’s common stock were outstanding.

COMMONWEALTH ENERGY CORPORATION

Form 10-Q
For the Period Ended April 30, 2004
Index

FORWARD-LOOKING INFORMATION

     A number of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting management’s current expectations. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding our financial position and strategy may constitute forward-looking statements. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those set forth in this Quarterly Report on Form 10-Q, as well as the following:

•	regulatory changes in the states in which we operate that could adversely affect our operations;

•	our continued ability to obtain and maintain licenses from the states in which we operate;

•	the competitive restructuring of retail marketing may prevent us from selling electricity in certain states;

•	our dependence upon a limited number of third parties to generate and supply to us electricity;

•	fluctuations in market prices for electricity;

•	our dependence on the Independent System Operators in each of the states where we operate, to properly coordinate and manage their electric grids, and to accurately and timely calculate and allocate the charges to the participants for the numerous related services provided;

•	our ability to obtain credit necessary to support future growth and profitability; and

•	our dependence upon a limited number of utilities to transmit and distribute the electricity we sell to our customers.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months ended April 30,		Nine Months ended April 30,
	2003	2004	2003	2004
Net revenue	$37,841	$48,521	$103,282	$153,955
Direct energy costs	29,855	42,021	80,630	139,587

Gross profit	7,986	6,500	22,652	14,368
Selling and marketing expenses	1,006	1,171	3,339	3,149
General and administrative expenses	4,336	7,033	13,305	18,758
Reorganization and initial public listing expenses	—	1,015	—	1,783

Income (loss) from operations	2,644	(2,719)	6,008	(9,322)
Other income and expenses:
Initial formation litigation expenses	(621)	(407)	(3,948)	(992)
Provision for impairment on investments	—	(1,753)	—	(6,066)
Provision for termination of Summit	—	(1,904)	—	(1,904)
Loss on equity investments	(268)	—	(649)	—
Minority interest share of loss	—	290	—	1,185
Interest income, net	161	119	610	400

Total other income and expenses	(728)	(3,655)	(3,987)	(7,377)

Income (loss) before provision for (benefit from) income taxes	1,916	(6,374)	2,021	(16,699)
Provision for (benefit from) income taxes	820	(1,558)	864	(3,400)

Net income (loss)	$1,096	$(4,816)	$1,157	$(13,299)

Earning (loss) per common share:
Basic	$0.04	$(0.17)	$0.04	$(0.48)

Diluted	$0.04	$(0.17)	$0.04	$(0.48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2003	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,921	$54,102
Accounts receivable, net	37,861	24,320
Income taxes refund receivables	—	4,689
Deferred income tax asset	2,772	2,772
Prepaid expenses and other current assets	6,920	6,381

Total current assets	88,474	92,264
Restricted cash and cash equivalents	20,773	6,928
Investments	5,362	96
Deposits	4,207	4,807
Property and equipment, net	2,984	2,838
Goodwill and other intangible assets	4,070	5,813

Total assets	$125,870	$112,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,936	$21,720
Accrued liabilities	7,127	6,791

Total current liabilities	32,063	28,511
Deferred income tax liabilities	187	187
Minority interest	603	743
Shareholders’ equity:
Series A convertible preferred stock — 10,000 shares authorized with no par value; 609 shares issued and outstanding at July 31, 2003 and April 30, 2004	700	745
Other convertible preferred stock, 352 shares reflected as outstanding	155	187
Common stock — 50,000 shares authorized with no par value; 27,645 and 29,509 shares issued and outstanding at July 31, 2003 and April 30, 2004, respectively	56,853	60,440
Retained earnings	35,309	21,933

Total shareholders’ equity	93,017	83,305

Total liabilities and shareholders’ equity	$125,870	$112,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended April 30,
	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$1,157	$(13,299)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,097	1,142
Amortization	174	201
Provision for doubtful accounts	1,073	1,585
Tax benefit from exercise of stock options	363	—
Deferred income tax provision	(320)	—
Impairment of Summit investments	—	6,596
Termination of Summit	—	1,904
Loss on equity investments	212	800
Minority interest share of loss of consolidated entity	—	140
Changes in operating assets and liabilities:
Accounts receivable, net	(196)	12,377
Prepaid expenses and other assets	(800)	(6,167)
Accounts payable	4,578	(3,319)
Accrued liabilities and other	1,003	(2,238)

Net cash provided by (used in) operating activities	8,341	(278)
Cash Flows From Investing Activities
Purchase of property and equipment	(313)	(830)
Purchase of intangibles	(126)	—
Business acquisitions, net of cash acquired	—	(43)

Net cash used in investing activities	(439)	(873)
Cash Flows From Financing Activities
Repurchase of common stock	(14)	(1)
Sale of common stock	—	294
Cancellation of Series A convertible preferred stock	(83)	—
Dividends paid on Series A convertible preferred stock.	(92)	—
Proceeds from exercise of stock options	15	194
Decrease (increase) in restricted cash and cash equivalents	(4,613)	13,845

Net cash (used in) provided by financing activities	(4,787)	14,332

Increase in cash and cash equivalents	3,115	13,181
Cash and cash equivalents at beginning of period	43,042	40,921

Cash and cash equivalents at end of period	$46,157	$54,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per kWh amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements for the three and nine months ended April 30, 2004 include the accounts of Commonwealth Energy Corporation (“the Company”), all of its wholly-owned subsidiaries, including the recently acquired Skipping Stone, Incorporated (“Skipping Stone”) (see Note 6), the accounts of its controlled investment in Summit Energy Ventures, LLC (“Summit”), and Summit’s majority ownership in Power Efficiency Corporation (“PEC”) (see Note 4).

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

Uses of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and timing of revenue and expenses during the reporting periods. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. As a result, actual results could vary materially from these estimates and assumptions. The most significant areas that require management judgment are independent system operator costs, allowance for doubtful accounts, unbilled receivables, and legal matters.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for the comparative prior fiscal period have been reclassified to be consistent with the current fiscal period’s presentation.

     In the second quarter of fiscal 2004, we recognized $378 for the severance in settlement of the employment contract of the Company’s former Chief Financial Officer as reorganization and initial public listing expenses. In the third quarter of fiscal 2004, the Company reclassified this amount to general and administrative expenses.

Non-cash items

     In the third quarter of fiscal 2004, the Company recorded an additional non-cash provision for impairment on investments of $1,753 to reflect a reduction in investments of Turbocorp BV (“Turbocor”) and a provision for termination of Summit to reflect distribution of PEC’s investment basis of $257 (see Note 4). In the third quarter of fiscal 2004, the Company also acquired Skipping Stone for the Company’s common stock of $3,100 in a non-cash transaction that was reflected as primarily goodwill and other intangibles (see Note 6).

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

Stock-Based Compensation

     The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No.25”), and related interpretations. Under APB No. 25, no stock-based employee compensation costs are reflected in net income (loss) for the three and nine month periods ended April 30, 2004 and 2003, because all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

     The following table illustrates the effect on net income (loss) as applicable to common stock (see Note 2) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Three months ended April 30,		Nine months ended April 30,
	2003	2004	2003	2004
Net income (loss) as applicable to common stock – basic	$1,081	$(4,843)	$1,110	$(13,377)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(8)	(286)	(101)

Pro forma net income (loss) – basic	$986	$(4,851)	$824	$(13,478)

Net income (loss) as applicable to common stock – diluted	$1,096	$(4,843)	$1,157	$(13,377)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(8)	(286)	(101)

Pro forma net income (loss) – diluted	$1,001	$(4,851)	$871	$(13,478)

Earnings (loss) per share:
Basic – as reported	$0.04	$(0.17)	$0.04	$(0.48)

Basic – pro forma	$0.04	$(0.17)	$0.03	$(0.48)

Diluted – as reported	$0.04	$(0.17)	$0.04	$(0.48)

Diluted – pro forma	$0.04	$(0.17)	$0.03	$(0.48)

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

2. Basic and Diluted Earnings (Loss) per Common Share

     Basic earnings (loss) per common share was computed by dividing net income (loss) available to common shareholders, after any preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common equivalent

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

shares outstanding, unless they were anti-dilutive.

     The following is a reconciliation of the numerator (income or loss) and the denominator (common shares in thousands) used in the computation of basic and diluted earnings (loss) per common share:

	Three months ended April 30,		Nine months ended April 30,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$1,096	$(4,816)	$1,157	$(13,299)
Deduct: Preferred stock dividends	(15)	(27)	(47)	(78)

Net income (loss) applicable to common stock – basic	1,081	(4,843)	1,110	(13,377)
Assumed conversion of preferred stock	15	—	47	—

Net income (loss) applicable to common stock – diluted	$1,096	$(4,843)	$1,157	$(13,377)

Denominator:
Weighted-average outstanding common shares – basic	27,645	28,174	27,357	27,856
Effect of stock options	217	—	1,884	—
Effect of convertible preferred stock	609	—	609	—

Weighted-average outstanding common shares – diluted	28,471	28,174	29,850	27,856

     For the three and nine months ended April 30, 2004, the effects of the assumed exercise of all stock options and warrants and the assumed conversion of preferred stock into common stock are anti-dilutive; accordingly, such assumed exercises and conversions have been excluded from the calculation of net loss - diluted. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months and nine months ended April 30, 2004 would have been 29,548, and 29,602, respectively.

3. Market and Regulatory Risks

California Operations

     In the summer of 2000, California experienced a much publicized energy crisis. During the crisis, the State of California bought long-term power contracts from suppliers and the State Legislature limited the ability of consumers to purchase their power from sources other than incumbent utilities. Due to the need to secure a firm rate-payer base to pay for the long-term contracts, the California Public Utilities Commission (“CPUC”) issued a ruling on September 20, 2001 suspending direct access (“DA”). DA allows electricity customers to buy their power from a supplier other than incumbent utilities. The suspension of DA permits the Company to keep its current customer base and allows it to continue to solicit DA customers served by other providers, but prohibits the Company from signing new non-DA customers for an undetermined period of time. The Company is actively seeking legislative change from this ruling.

     Under a settlement agreement with the CPUC, Southern California Edison (“SCE”) was authorized to recoup $3,600,000 in debt incurred during the energy crisis of 2000-2001 from all customers. This debt originated from wholesale costs during this period that were extremely high and exceeded the regulated rate that SCE was allowed to charge retail customers. This debt was to be collected under the Procurement Related Obligations Account (“PROACT”) from bundled (non DA) customers and under the Historical Procurement Charge (“HPC”) from DA customers. In July 2002, the CPUC issued an order implementing the HPC sought by SCE to collect $391,000 in HPC charges from all DA customers. On September 5, 2003 the CPUC issued a decision granting SCE’s request to recover additional shortfalls, and authorizing the HPC balance to be revised from $391,000 to $473,000. This amount is currently being collected by SCE as a $0.01 per kilowatt-hours (“kWh”) surcharge on certain of the kWh charges paid by the Company’s customers. These charges would be paid by the Company’s current customers even if they were to return to SCE for service. SCE estimates that this amount could be paid off by early 2006.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     In July 2003, SCE acknowledged that the PROACT debt was paid in full by non DA, or bundled customers. As a result, on August 1, 2003, all SCE rates were lowered. Consequently, to retain the Company’s customers in the SCE service territory, the Company lowered its customer rates proportionately. The Company’s estimate of the annual financial impact of this rate reduction is a decline in sales and pretax profit during fiscal 2004, in the range of $3,000 to $3,500.

     These rate changes on the Company’s customers in the SCE district will continue to cause a significant negative impact on the Company’s revenue and cash flow until 2006.

     In December 2003, Pacific Gas and Electric (“PG&E”) and the CPUC reached a settlement in the PG&E bankruptcy. In February 2004, a decision was issued by the CPUC that approved the rate settlement agreement, requiring PG&E to reduce their overall rates. PG&E is required to list certain charges separately on bundled service customer bills as well as on DA customer bills beginning on August 1, 2004. These DA bills have generally decline and may negatively affect the Company’s revenue and cash flow.

Michigan Operations

     In February 2004, the Michigan Public Service Commission (“MPSC”) issued an interim order that granted partial and immediate rate relief to Detroit Edison Company (“DECO”). The order significantly reduces the savings of commercial customers who choose an alternative electric supplier, such as the Company. While these changes may adversely affect the Company’s customer attrition rate in the DECO service area, currently, the Company has not experienced a measurable impact to it’s revenue and cash flow.

4. Investment in Summit Energy Ventures, LLC

     In July 2001, the Company initially formed Summit as a vehicle through which it could invest in companies that manufacture or market energy efficiency products. The Company’s initial (and only) investment was a $15,000 capital contribution in Summit.

     At April 30, 2004, Summit had investments in three energy related companies. Summit accounts for its investment in Envenergy, Inc. and Turbocor under the cost method of accounting. At April 30, 2004, Summit’s investment in PEC (ticker symbol: PEFF) was 75.8% and was consolidated.

     On April 30, 2004, the Company reached an agreement with its investment manager, Northwest Power Management ("NPM") to terminate its Summit relationship. As a result of the transaction, the Company will no longer retain an equity interest or contractual relationship with Summit and the Company will retain and directly own investments in the three portfolio companies previously held by Summit. Under the terms of the agreement, the Company will retain the entire interests in Envenergy and Turbocor previously held by Summit, and will retain a portion of the interest in PEC that was previously held by Summit and not distributed to NPM in the settlement. The Company will no longer consolidate the financial results of PEC in its financial reports due to a reduction in its ownership percentage as part of the agreement. The table below displays the direct percentage ownerships at May 1, 2004. At April 30, 2004, the Company has accrued $1.6 million related to this transaction for contractually owed management fees and estimated transaction costs. On June 4, 2004, the Company received $1,231 in cash related to the settlement of the termination agreement.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     The three Summit investments are all early stage entities incurring operating losses, which are expected to continue, at least in the near term. They each have very limited working capital and as a result, continuing operations will be dependent upon their securing additional financing to meet their immediate capital needs. The Company has no obligation, and currently no intention of investing additional funds into these investments. In the second quarter of fiscal 2004, to reflect impairment of these investments, the Company recorded provisions for impairment to reflect its percentage ownership in the net equity of each of these companies and in the third quarter, to reflect an additional impairment for the reduction of Turbocor’s investment, and to reflect settlement of the termination of Summit, the Company recorded provisions as follows:

						Direct
	Ownership			Provision for	Investment	Ownership
	Percentage	Investment	Capital	Impairment	Basis	Percentage
	at April 30,	Basis before	Contribution/	and	at April 30,	at May 1,
Investee	2004	Termination	(Losses)	Distribution	2004	2004
Envenergy, Inc./Encorp, Inc.	2.3%	$96	$—	$—	$96	2.3%
Turbocor, BV	9.3%	953	800	(1,753)	—	9.3%

Total investments		1,049	800	(1,753)	96
PEC	75.8%	1,212	(314)	(257)	641	39.9%

Total		$2,261	$486	$(2,010)	$737

     In April 2004, Envenergy was acquired by Encorp, Inc. (“Encorp”). As a result, at April 30, 2004, Summit’s ownership percentage in Encorp was 2.3%.

5. Contingencies

Litigation

     In July 2001, the Company filed a Proof of Claim in PG&E’s bankruptcy proceedings. In April 2004, the Company received $1,484 from PG&E in settlement of this claim, which was recorded as revenue with no offsetting costs. The Company is continuing to pursue a post-petition claim in bankruptcy court for additional amounts due to the Company.

     The Company currently is, and from time to time may become, involved in other litigation concerning claims arising out of the Company’s operations in the normal course of business. While the Company cannot predict the ultimate outcome of its pending matters or how they will affect the Company’s results of operations or financial position, the Company’s management currently does not expect any of the legal proceedings to which the Company is currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on its results of operations or financial position beyond the accruals provided as of April 30, 2004.

6. Acquisition

     On April 1, 2004, the Company acquired Skipping Stone, an energy consulting and technology firm. The purchase price for all of the outstanding Skipping Stone common stock was $3,100 and the assumption of $605 of debt. The transaction was structured as a non-cash merger for the Company’s common stock exchanged for outstanding Skipping Stone securities. The purchase price was paid exclusively through the issuance of 1,614,570 shares of the Company’s common stock, which was valued at $1.92 per share (the then and current estimated fair value of the Company’s common stock) and the acquisition was accounted for under the purchase method and resulted in a preliminary purchase price allocation of $3,257 of goodwill and other intangible assets.

     Skipping Stone is a privately held company that was principally owned by Peter Weigand. Mr. Weigand, who was the Chief Executive Officer of Skipping Stone prior to its acquisition by the Company, became the President of the Company on April 1, 2004. In addition, Richard L. Boughrum, who was an independent contractor of Skipping Stone, became the Chief Financial Officer of the Company on April 1, 2004. Operating results of Skipping Stone were included in the consolidated financial statements from the acquisition date, April 1, 2004.

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     In addition to retain Skipping Stone employees who have become the Company’s employees at April 1, 2004, the Company has granted to such employees nonqualified ten year options to purchase an aggregate of 699,999 shares of its common stock at an exercise price of $1.92 per share, which equaled the fair market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a diversified energy services company. We provide electric power to our residential, commercial, industrial and institutional customers in the deregulated California, Michigan, Pennsylvania, and New Jersey electricity markets. We are licensed by the Federal Energy Regulatory Commission (“FERC”) as a power marketer and we are licensed to supply retail electric power by applicable state agencies in New York, Texas and Ohio, in addition to the states in which we operate.

     As of April 30, 2004, we delivered electricity to approximately 105,400 customers in California, Pennsylvania, Michigan and New Jersey. The growth of this business depends upon the degree of deregulation in each state, the availability of energy at competitive prices and credit terms, and our ability to acquire retail or commercial customers.

     Our core business is the retail sale of electricity to end-use customers. The power we sell to our customers is purchased from third-party power generators. We do not own electricity generation facilities. The electric power we sell is metered and delivered to our customers by incumbent electric utilities. The incumbent electric utilities bill and collect for most of our customers on our behalf. We also sell surplus electric power to wholesale and utility customers when necessary to balance our customer supply requirements. During fiscal 2003 and 2004, we purchased electricity under both long-term contracts and in the spot market.

     We buy electricity in the wholesale market in blocks of time-related quantities usually at fixed prices. We sell electricity in the real time market based on the demand from our customers at contracted prices. We manage the inherent mismatch between our block purchases and our sales by buying and selling in the spot market. In addition, the independent system operators (“ISO”), the entities which manage each of the electric grids in which we operate, perform real time load balancing. We are charged or credited for electricity purchased and sold for our account by the ISO.

     There are inherent risks and uncertainties in our core business operations. These include: regulatory uncertainty, timing differences between our purchases and sales of electricity, forecasting error between our estimated customer usage and the customer’s actual usage, weather related changes in quantities demanded by our customers, customer attrition, spread changes between on-peak and off-peak power pricing and seasonal differences between summer and winter demand, and spring and fall demand seasons, unexpected factors in the wholesale power markets such as regional power plant outages, volatile fuel prices (used to generate the electricity that we buy), transmission congestion or system failure, and credit related counter-party risk for us or within the grid system generally. Accordingly, these uncertainties may produce results that can differ significantly from our internal forecasts. For a discussion of other risks related to the operation of our business, see the discussion herein under the caption “Factors That May Affect Future Results.”

     On April 1, 2004, we acquired Skipping Stone, Incorporated (“Skipping Stone”), an energy consulting and technology firm. Skipping Stone has offices in Boston and Houston. Skipping Stone will operate as our subsidiary and will continue to conduct a world-wide energy industry consulting business. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

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

Market and Regulatory Risks

     California Operations

     In the summer of 2000, California experienced a much publicized energy crisis. During the crisis, the State of California bought long-term power contracts from suppliers and the State Legislature limited the ability of consumers to purchase their power from sources other than incumbent utilities. Due to the need to secure in a firm rate-payer base to pay for the long-term contracts, the California Public Utilities Commission (“CPUC”) issued a ruling on September 20, 2001, suspending direct access. Direct access allows electricity customers to buy their power from a supplier other than incumbent utilities. The suspension of direct access permits us to keep our current customer base and allows us to continue to solicit direct access customers served by other providers, but prohibits us from signing new non-direct access customers for an undetermined period of time. We are actively seeking legislative change from this ruling.

     Under a settlement agreement with the CPUC, Southern California Edison was authorized to recoup $3,600,000 in debt incurred during the energy crisis of 2000-2001 from all customers. This debt originated from wholesale costs during this period that were extremely high and exceeded the regulated rate that Southern California Edison was allowed to charge retail customers. This debt was to be collected under the (a) Procurement Related Obligations Account (“PROACT”) from non-direct access, or bundled, customers and (b) the Historical Procurement Charge (“HPC”) from direct access customers. In July 2002, the CPUC issued an order implementing the HPC sought by Southern California Edison to collect $391,000 in HPC charges from all direct access customers. On September 5, 2003 the CPUC issued a decision granting Southern California Edison’s request to recover additional shortfalls, and authorizing the historical procurement charge balance to be revised from $391,000 to $473,000. This amount is currently being collected by Southern California Edison as a $0.01 per kilowatt-hours (“kWh”) surcharge on certain of the kWh charges paid by our customers. These charges would be paid by our current customers even if they were to return to Southern California Edison for service. Southern California Edison estimates that this amount could be paid off by early 2006.

     In July 2003, Southern California Edison acknowledged that the PROACT debt was paid in full by non-direct access, or bundled, customers. As a result, on August 1, 2003, all Southern California Edison rates were lowered. Consequently, to retain our customers in the Southern California Edison service territory, we lowered our customer rates proportionately. Our estimate of the annual financial impact of this rate reduction is a decline in sales and pretax profit during fiscal 2004, in the range of $3,000 to $3,500. This reduction is separate from the historical procurement charge reduction discussed above.

     These rate changes on our customers in the Southern California district will continue to cause a significant negative impact on our revenue and cash flow until 2006.

     In December 2003, Pacific Gas and Electric (“PG&E) and the CPUC reached a settlement in the PG&E bankruptcy. In February 2004, a decision was issued by the CPUC that approved the rate settlement agreement, requiring PG&E to reduce their overall rates. PG&E is required to list certain charges separately on bundled service customer bills as well as on direct access customer bills beginning on August 1, 2004. These direct access bills have generally decline and may negatively affect our revenue and cash flow.

     Michigan Operations

     In February 2004, the Michigan Public Service Commission (“MPSC”) issued an interim order that granted partial and immediate rate relief to Detroit Edison Company (“DECO”). The order significantly reduces the savings of commercial customers who choose an alternative electric supplier, such as us. While these changes may adversely affect our customer attrition rate in the DECO service area, currently, we have not experienced a measurable impact to our revenue and cash flow.

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

•	Independent system operator costs — Included in direct energy costs along with electric power purchased are scheduling coordination costs and other ISO fees and charges. The actual ISO costs are not finalized until a settlement process by the ISO is performed for each day’s activities for all grid participants. Prior to the completion of settlement (which may take from one to several months), we estimate these costs based on historical trends and preliminary settlement information. The historical trends and preliminary information may differ from actual fees resulting in the need to adjust the related costs.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of customer billings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Unbilled receivables — Our customers are billed monthly at various dates throughout the month. Unbilled receivables represent the amount of electric power delivered to customers at the end of a reporting period, but not yet billed. Unbilled receivables from sales are estimated by us as the number of kilowatt-hours delivered to the customer times the average current customer sales price per kilowatt-hour.

•	Legal matters — From time to time, we may be involved in litigation matters. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies and accrue for estimated losses on such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expense relating to our contingencies. Such additional expense could potentially have a material adverse impact on our results of operations and financial position.

Results of Operations

     In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three months ended April 30, 2004 compared to three months ended April 30, 2003.

     Net revenue increased $10.7 million, or 28%, to $48.5 million for the three months ended April 30, 2004 compared to $37.8 million for the three months ended April 30, 2003. Gross profit declined $1.5 million, or 19%, to $6.5 million for the three months ended April 30, 2004 compared to $8.0 million for the same prior year period.

     The Company’s operating results for the three months ended April 30, 2004 included a loss from operations of $2.7 million compared to income from operations of $2.6 million for the same prior year period. There were several items that contributed to this loss, including expenses related to the reorganization and initial public listing of the Company of $1.0 million. California’s gross profit reflects a reduction in the retail price of electricity (see Note 3 of Notes to Condensed Consolidated Financial Statements) combined with an increase in the average energy cost per kilowatt-hours (“kWh”), primarily due to the increase in natural gas prices, used to fuel much of California’s electric generation. Also, in California, demand was less than forecast and as a result, we sold our excess energy at much lower prices than we paid, reducing gross margins. In Pennsylvania, energy costs per kWh were higher and we sold excess energy into the spot market at price levels less than anticipated retail sales.

     In addition, as a result of Summit Energy Ventures, LLC’s (“Summit”) majority ownership of Power Efficiency Corporation (“PEC”), we are required to consolidate PEC through April 30, 2004. For the three month period ended April 30, 2004, we recorded an operating loss for Summit of $0.7 million compared to $0.2 million during the comparable quarter in fiscal 2003. Summit was formed by us as a vehicle to invest in companies that manufacture and market energy efficiency products. For the three months ended April 30, 2004, Summit’s contribution to our net loss, after minority interest and equity losses due to a provision for impairment and termination of Summit, was $4.1 million compared to the $0.4 million for the three months ended April 30, 2003. At April 30, 2004, we reached an agreement to terminate our relationship with Summit. As a result of the transaction, we will no longer retain an equity interest or contractual relationship with Summit and we will retain and directly own investments in the three portfolio companies previously held by Summit. See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion related to the termination of our relationship with Summit as a subsidiary.

Net revenue

     The increase of $10.7 million in revenue resulted primarily from increased energy sales of $8.3 million in Pennsylvania and in Michigan of $2.6 million, primarily due to our increased customer base offset by a slight decrease in California. In Pennsylvania, we sold 293.7 million kWh at an average retail price per kWh of $0.066 in the three months ended April 30, 2004, as compared to 167.3 million kWh sold at an average retail price per kWh of $0.058 in the same period last year. The volume increase was primarily due to the acquisition of commercial customers under the bid process discussed below, partially offset by a reduced number of residential customers. The increase in price is primarily attributed to our targeting new commercial customers with higher average rates. In Michigan, we sold 166.2 million kWh at an average retail price per kWh of $0.059 in the three months ended April 30, 2004, as compared to 73.1 million kWh at an average retail price per kWh of $0.060 during initial operations, in the same period last year. Due to the Michigan operations beginning in fiscal 2003 and the limited number of customers reflected in fiscal 2003 revenue, the prior years’ price was not entirely representative of that market when we acquired a greater market share in fiscal 2004. Our volume increased as a result of our sales operations. In California, we sold 250.4 million kWh at an average retail price per kWh of $0.062 in the three months ended April 30, 2004, as compared to 262.5 million kWh sold at an average retail price per kWh of $0.073 in the same period last year.

     At April 30, 2004, we had approximately 105,400 customers compared to 83,200 customers at April 30, 2003. The number of customers has increased as a result of the successful acquisition at the end of fiscal 2003 of approximately 40,000 customers in Pennsylvania under a bid process that was a part of an electric utility restructuring. Our customer count, net of this 40,000, continues to be reduced due to our focus on increasing our commercial and industrial customer base, which have much higher average electricity usage and generally, higher rates, while reducing the number of residential customers, which have much lower average usage and generally lower rates.

Direct energy costs

     Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs increased to $42.0 million for the three months ended April 30, 2004, an increase of $12.1 million, or 41%, from $29.9 million for the three months ended April 30, 2003.

     The increase in direct energy costs occurred in all states. The current year cost per kWh increase in all markets is primarily due to the increase of natural gas costs which is used to fuel much of the electric generation in our markets. In Pennsylvania, we purchased 319.3 million kWh at an average cost per kWh of $0.052 for the three months ended April 30, 2004, as compared to 217.1 million kWh at an average cost per kWh of $0.045 for the same period in fiscal 2003. In Michigan, we purchased 180.2 million kWh at an average cost per kWh of $0.049 for the three months ended April 30, 2004, as compared to 121.4 million kWh at an average cost per kWh of $0.046 for the same period last year. In California, we purchased 288.2 million kWh for an average cost per kWh of $0.051 for the three months ended April 30, 2004, as compared to 279.3 million kWh at an average cost per kWh of $0.049 for the same period in fiscal 2003.

Selling and marketing expenses

     Our selling and marketing expenses were $1.2 million for the three months ended April 30, 2004, an increase of $0.2 million, or 16%, compared to $1.0 million for the three months ended April 30, 2003. The slight increase primarily represents advertising and marketing activities as we entered the New Jersey market in fiscal 2004, compared to the Michigan market in fiscal 2003.

General and administrative expenses

     Our general and administrative expenses were $7.0 million for the three months ended April 30, 2004, an increase of $2.7 million, or 62%, compared to $4.3 million for the three months ended April 30, 2003. The increase was primarily due to the severance of $1.5 million in settlement of the employment contract of our former Chief Operating Officer in the current fiscal quarter and the consolidation of PEC in the current fiscal year.

Reorganization and initial public listing expenses

     We incurred $1.0 million in the third quarter of fiscal 2004 of costs related to our reorganization into a Delaware holding company structure and, the initial public listing of our common stock on the American Stock Exchange. Management believes it is appropriate to classify these costs as a separately identified selling, general and administrative expense category, and include expenses such as legal, accounting, auditing, consulting, and printing and reproduction fees that are specific to these activities.

Initial formation litigation expenses

     In the three months ended April 30, 2004, we incurred $0.4 million of initial formation litigation costs related to our formation compared to $0.6 million of such costs incurred during the three months ended April 30, 2003. Initial formation litigation expenses include legal and litigation costs associated with the initial capital raising efforts by former employees, various board member matters, and the legal complications arising from those activities.

Provision for impairment on investments

     In the three months ended April 30, 2004, we recorded an additional provision for impairment of $1.8 million to reflect the reduction of the remaining investment basis in Turbocor, BV (“Turbocor”). See Note 4 of Notes to Condensed Consolidated Financial Statements of this Report on Form 10-Q.

Provision for termination of Summit

     In the three months ended April 30, 2004, we recorded a provision for the termination of Summit of $1.9 million. The provision included contractually owed management fees and estimated transaction costs of $1.6 million and a reduction of our ownership interest to 39.9% in PEC to reflect settlement of the termination of Summit. See Note 4 of Notes to Condensed Consolidated Financial Statements of this Report on Form 10-Q.

Loss on equity investments

     Summit acquired a majority ownership position in PEC in May 2003. Since that time, we have consolidated PEC into our financial results thereby reflecting our proportionate recognition of its losses through April 30, 2004. At April 30, 2004, Summit’s ownership percentage increased to 75.8%. In the three months ended April 30, 2003, we incurred a $0.3 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting relating to PEC and, to a lesser extent, Turbocor. In February 2003, Summit’s ownership interest in Turbocor had been reduced to a level at which it no longer exercised significant influence; accordingly, in the current fiscal year, we are accounting for Turbocor under the cost method of accounting. Under such method, any proportionate operating losses attributable to Summit’s investment in Turbocor are excluded from our operating results.

Minority interest

     Minority interests represent that portion of PEC’s post-consolidation losses that are allocated to the non-Summit investors based on their aggregate minority ownership interest in PEC.

Provision for (benefit from) income taxes

     The benefit from income taxes was $1.6 million for the three months ended April 30, 2004; as compared to the provision for income taxes of $0.8 million for the three months ended April 30, 2003. The benefit from income taxes was due to the net loss before taxes of $6.4 million for the three months ended April 30, 2004 compared to a net income before taxes of $1.9 million for the three months ended April 30, 2003. Our effective income tax rate was 24% for the three months ended April 30, 2004, compared to 43% for the same period last year. The decrease in the effective tax rate is primarily due to the impact of our annualized losses being adjusted in the three months ended April 30, 2004, to reflect not benefiting losses for state income taxes.

Nine months ended April 30, 2004 compared to nine months ended April 30, 2003.

     Net revenue increased $50.7 million, or 49%, to $154.0 million for the nine months ended April 30, 2004 compared to $103.3 million for the nine months ended April 30, 2003. Gross profit declined $8.3 million, or 37%, to $14.4 million for the nine months ended April 30, 2004 compared to $22.7 million for the same prior year period.

     The Company’s operating results for the nine months ended April 30, 2004 included a loss from operations of $9.3 million across all states compared to income from operations of $6.0 million for the same prior year period. Several items contributed to the current year operating loss, including expenses related to the reorganization and initial public listing of the Company of $1.8 million. California’s gross profit reflects a reduction in the retail price of electricity combined with an increase in the average energy cost per kWh, primarily due to the increase in natural gas prices. In the first quarter of fiscal 2004, in California, we incurred a one-time charge of $0.4 million from the ISO, the entity which manages the electric grid in California. This charge was for various deferred settlement charges. Also in California, demand was less than forecast and, as a result, we sold our excess energy at much lower prices than we paid, reducing gross margins. In Pennsylvania, an abnormally cool summer in the Mid-Atlantic region resulted in less retail sales than expected through the first fiscal quarter of 2004, with excess energy being sold into the spot market at price levels less than anticipated retail sales.

     In addition, for the nine months ended April 30, 2004, our operating loss included an operating loss of $3.6 million primarily attributable to Summit’s majority ownership of PEC compared to an operating loss of $0.6 million for the nine months ended April 30, 2003. Summit’s contribution to our net loss, after minority interest and equity losses due to a provision for impairment and the termination of Summit, was $10.3 million. See Note 4 of Notes to Condensed Consolidated Financial Statements related to the termination of our relationship with Summit as a subsidiary.

Net revenue

     The increase of $50.7 million in net revenue resulted primarily from increased energy sales due to our increased customer base in Pennsylvania of $30.5 million and in Michigan of $18.6 million with the remaining slight increase occurring in California. In Pennsylvania, we sold 992.3 million kWh at an average retail price of $0.064 in the nine months ended April 30, 2004, as compared to 542.3 million kWh sold at an average retail price of $0.056 in the nine months ended April 30, 2003. The volume increase was primarily due to the acquisition of commercial customers under the bid process discussed above, partially offset by a reduced number of residential customers. The price increase is primarily attributed to our targeting new commercial customers with higher average rates. In Michigan, we sold 495.7 million kWh at an average retail price per kWh of $0.057 in the nine months ended April 30, 2004, as compared to 81.8 million kWh at an average retail price per kWh of $0.066 in the same period last year. Due to the Michigan operations beginning in fiscal 2003, the prior years’ price was not representative of that market. Our volume increased as a result of our sales operations. In California, we sold 845.4 million kWh at an average retail price of $0.069 in the nine months ended April 30, 2004, as compared to 816.6 million kWh sold at an average retail price of $0.073 in the nine months ended April 30, 2003.

Direct energy costs

     Our direct energy costs increased to $139.6 million for the nine months ended April 30, 2004, an increase of

$59.0 million, or 73%, from $80.6 million for the nine months ended April 30, 2003. The increase in direct energy costs occurred in all states. The current year increase is primarily due to the increase in natural gas costs in all markets. In addition, factors in each of our markets also contributed to the increase in direct energy costs. In California, the one-time ISO charge referenced above. In Pennsylvania, direct energy costs increased primarily due to additional costs relating to the expansion of our customer base. We also incurred additional direct energy costs as we continued to grow in the Michigan market. Generally, as we add new customers, volume increases, and the cost of delivering electricity, or direct energy costs, also increases. We cannot separately identify costs related to new customers due to variations in the usage of current customers. In Pennsylvania, we purchased 1,068.5 million kWh at an average price per kWh of $0.056 for the nine months ended April 30, 2004, as compared to 675.5 million kWh at an average price per kWh of $0.046 for the nine months ended April 30, 2003. In Michigan, we purchased 490.9 million kWh at an average price per kWh of $0.050 for the nine months ended April 30, 2004, as compared to 149.0 million kWh at an average price per kWh of $0.046 for the same period last year. In California, we purchased 978.1 million kWh of an average price per kWh of $0.051 for the nine months ended April 30, 2004, as compared to 868.9 million kWh at an average price per kWh of $0.046 for the same period last year.

     For the nine months ended April 30, 2004, we recorded a provision for impairment of goodwill for PEC of $0.5 million, that is included in direct energy costs.

Selling and marketing expenses

     Our selling and marketing expenses were $3.1 million for the nine months ended April 30, 2004; a decrease of $0.2 million, or 6%, compared to $3.3 million for the nine months ended April 30, 2003. The decrease is attributable to the fact that our marketing expenses incurred in connection with entering the New Jersey market in December 2003 were less than the marketing expenses we incurred in entering the Michigan market in fiscal 2003. As part of our strategy of expanding into new markets, we expect to continue to incur marketing and advertising costs.

General and administrative expenses

     Our general and administrative expenses were $18.8 million for the nine months ended April 30, 2004; an increase of $5.5 million, or 41%, compared to $13.3 million for the nine months ended April 30, 2003. The increase was primarily due to the severance of $1.9 million related to the settlement of the employment contracts of our former Chief Financial and Chief Operating Officers, and the result of the consolidation of PEC of $2.1 million in the current fiscal year. The remaining increase was due to additional bad debt expense and insurance costs.

Reorganization and initial public listing expenses

     In the nine months ended April 30, 2004, we incurred $1.8 million of costs related to our reorganization and initial public listing. These expenses consists of legal, accounting, auditing, consulting, and printing and reproduction fees specifically related to the reorganization and public listing.

Initial formation litigation expenses

     In the nine months ended April 30, 2004, we incurred $1.0 million of initial formation litigation costs compared to $3.9 million in such costs incurred during the comparable period in fiscal 2003. We incurred a $2.7 million loss on a litigation award through fiscal 2003, in connection with a lawsuit filed by several of our former employees who were employed during 1998 and 1999, exclusively to raise capital for us from outside investors. These former employees had no responsibilities relating to our ongoing operations. In the first quarter of fiscal 2003, we accrued $2.2 million and in prior fiscal years, we accrued $0.5 million. In November 2003, we settled this litigation and the settlement resulted in a reduction of the accrual of $0.5 million, after final payments were made to the plaintiffs in January 2004.

Provision for impairment on investments

     In the nine months ended April 30, 2004, we recorded $6.1 million for an impairment on our investments, to reflect our percentage ownership in the net equity of each of Summit’s investments for Turbocor and Envenergy, Inc.

Loss on equity investments

     In the nine months ended April 30, 2003, we incurred a $0.6 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting relating to PEC and Turbocor.

Interest income, net

     Interest income, net was $0.4 million, a decrease of $0.2 million, or 34%, for the nine months ended April 30, 2004 from $0.6 million for the nine months ended April 30, 2003. The decrease was primarily attributable to lower yields on short-term investments in the current fiscal year.

Provision for (benefit from) income taxes

     The benefit from income taxes was $3.4 million for the nine months ended April 30, 2004, as compared to a provision for income taxes of $0.8 million for the nine months ended April 30, 2003. The benefit from income taxes was due to the net loss before taxes of $16.7 million for the nine months ended April 30, 2004 compared to net income of $2.0 million for the nine months ended April 30, 2003. Our effective income tax rate was 20% for the nine months ended April 30, 2004 compared to 42% for the same period last year. The decrease in the effective tax rate is primarily due to the impact of our annualized losses for the fiscal year ending July 31, 2004, to reflect not benefiting losses for state income taxes and Summit investment impairment and termination losses.

Liquidity and Capital Resources

     As of April 30, 2004, our unrestricted cash and cash equivalents were $54.1 million, compared to $40.9 million at July 31, 2003 and our restricted cash and cash equivalents were $6.9 million, compared to $20.8 million at July 31, 2003. Our principal sources of liquidity to fund ongoing operations were cash provided by operations and existing cash and cash equivalents.

     Cash flow used in operations for the nine months ended April 30, 2004 was $0.3 million, compared to cash flow provided by operations of $8.3 million in the nine months ended April 30, 2003. In the nine months ended April 30, 2004 cash was provided primarily by a decrease in accounts receivable primarily due to the green power credit payment of $5.6 million received in October 2003, the reduction of sales and the provision for losses due to the impairment on Summit’s investments, which were non-cash items, and the costs related to the termination of Summit; offset by an increase in prepaid expenses of $6.2 million, a decrease in accounts payable of $3.3 million, and accrued liabilities of $2.2 million.

     Cash flow used in investing activities for the nine months ended April 30, 2004 was $0.9 million compared with cash used in investing activities of $0.4 million for the nine months ended April 30, 2003. Cash used in investments for the current fiscal quarter consisted of higher capital expenditures, compared to expenditures for property and intangibles.

     Cash flow provided by financing activities for the nine months ended April 30, 2004 was $14.3 million, compared to cash flow used in financing activities of $4.8 million in the nine months ended April 30, 2003. In the current fiscal year, restricted cash decreased primarily due to the cancellation of the required security for an appeals bond of $4.1 million related to a now settled litigation, the $7.8 million net reduction of the required letters of credit secured by cash related to energy suppliers in the current fiscal year, and the remaining decrease was due to use of Summit’s restricted cash for operations in the current fiscal year. In addition, we have arranged a regulatory required performance bond of $4.0 million in connection with our operations in Pennsylvania.

     The Company does not have open lines of credit for direct unsecured borrowings or for letters of credit. Credit terms from our suppliers of electricity often require us to post collateral against our energy purchases and against our mark-to-market exposure with certain of our suppliers. We currently finance these collateral obligations with our available cash. If we are required to post such additional security, a portion of our cash would become restricted, which could adversely affect our liquidity. As of April 30, 2004, we had $3.8 million in restricted cash to secure letters of credit required by our suppliers.

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

Contractual Obligations

     For the three and nine months ended April 30, 2004, we have entered into additional electricity purchase contracts in the normal course of doing business for $21.5 million and $46.6 million, respectively. These contracts are for less than one year and are with various suppliers.

Factors That May Affect Future Results

If competitive restructuring of the electric markets is delayed, reversed or does not result in viable competitive market rules, our business will be adversely affected.

     The Federal Energy Regulatory Commission (“FERC”) has maintained a strong commitment over the past several years to the deregulation of electricity markets. This movement appears to indicate the continuation and growth of a competitive electric retail industry. As of February 2003, 24 states and the District of Columbia have either enacted enabling legislation or issued a regulatory order to implement retail access. In 18 of these states, retail access is either currently available to some or all customers, or will soon be available. However, in many of these markets the market rules adopted have not resulted in energy service providers being able to compete successfully with the incumbent utilities and customer switching rates have been low. Only recently have a small number of markets opened to competition under rules that we believe may offer attractive competitive opportunities. Our business model depends on other favorable markets opening under viable competitive rules in a timely manner. In any particular market, there are a number of rules that will ultimately determine the attractiveness of any market. Markets that we enter may have both favorable and unfavorable rules. If the trend towards competitive restructuring of retail energy markets does not continue or is delayed or reversed, our business prospects and financial condition could be materially adversely impaired.

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

     We have recognized significant revenue and our ability to continue to generate such revenue is subject to uncertainty. In addition, we intend to increase our operating expenses to develop our business, including brand development, marketing and other promotional activities and the continued development of our billing, customer care and power procurement infrastructure. Our ability to sustain profitability will depend on, among other things:

•	Our ability to attract and to retain a critical mass of customers at a reasonable cost;

•	Our ability to continue to develop internal corporate organization and systems;

•	The continued competitive restructuring of retail energy markets with viable competitive market rules; and

•	Our ability to manage effectively our energy requirements and to sell our energy at a sufficient profit margin.

We may have difficulty obtaining and retaining a sufficient number of customers.

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

We may seek to acquire other companies as part of our strategic plan.

     As a component of our strategic growth plan, we may seek to acquire portfolio of customers for electricity and natural gas, or to merge with or acquire other companies in the electricity and natural gas marketing businesses, or in the outsourced services or energy efficiency businesses. There can be no assurance that we will find suitable portfolios or candidates at acceptable prices or that, if successful in acquiring such portfolios or companies, that they will be successfully integrated with us and perform in accordance with expectations.

Our cash resources could be materially depleted if a substantial number of our stockholders exercise their dissenters’ rights under California law and our board of directors elects to consummate the transaction.

     Our shareholders recently voted to approve our proposed reorganization into a Delaware holding company structure. Holders of our common stock who dissent and did not vote to approve the Agreement and Plan or Reorganization and related merger may be entitled to certain dissenters’ rights under the California Corporations Code in connection with the reorganization. If the reorganization is consummated, a holder of record of our common stock who complies with the statutory procedures of Chapter 13 of the California Corporations Code will be entitled to have its shares converted into the right to receive from us such consideration as may be determined to be due under the statute. If a substantial number of our common stockholders exercise their dissenters’ rights under California law, we may be required to make substantial payments in cash to these stockholders after consummating the reorganization, which would reduce our liquidity and may harm our financial condition. The Agreement and Plan of Reorganization may be terminated by the affirmative vote of a majority of the directors of each of Commonwealth and Commerce Energy at any time prior to consummation of the transaction and, as a result, Commonwealth and Commerce Energy may elect to terminate the Agreement and Plan of Reorganization if a significant number of holders of our common stock exercise their dissenters’ rights under California law.

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

Item 4. Controls and Procedures.

     a) Evaluation of Disclosure Controls and Procedures.

     Our Chairman and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of April 30, 2004. Based on such evaluation, they have concluded that our disclosure controls and procedures are effective.

     b) Changes in Internal Controls.

     There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to the Company’s Report on Form 10-K for the period ended July 31, 2003 (the “10-K”), for a summary the Company’s legal proceedings previously reported. Since the date of the 10-K, there have been no material developments in previously reported legal proceedings, except as set forth below.

     In July 2001, we filed a Proof of Claim in PG&E’s bankruptcy proceedings. In April 2004, we received $1,484 from PG&E in settlement of this claim. We currently are continuing to pursue a post-petition claim in bankruptcy court for additional amounts due to us.

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

     On November 15, 2003, the Orange County Superior Court entered an order approving our request for dismissal of the action we had filed against Sylvia Bates. The case was dismissed following a confidential settlement entered into between Commonwealth and Mrs. Bates. The settlement had no financial impact on our financial statements.

     On November 20, 2003, we filed, in the Court of Appeal of California, Fourth Appellate District, Division Three, a Notice of Appeal from the California Superior Court for the County of Orange’s September 24, 2003 order in Mr. Saline’s validity of shares case against us, Case No. 01CC13887. We subsequently filed a Petition for Writ of Supersedeas seeking a stay of the Court’s September 24, 2003 order and Phase II of the trial pending completion of the appeal, which Petition was denied by the Court of Appeals on January 22, 2004. The opening brief in the appeal was filed on June 7, 2004.

     In March 2004, Mr. Saline’s counsel requested leave of the Court to seek damages from Ian Carter personally in this case. The Court is expected to rule on the legal sufficiency of their request on June 25, 2004. Pursuant to the terms of the indemnification agreement between Commonwealth and Mr. Carter, we are required to indemnify Mr. Carter to the fullest extent permitted by law. The indemnification agreement covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. Pursuant to the indemnification agreement, we are currently advancing Mr. Carter’s legal expenses in defending this case. The appeal and the second phase of the trial are still pending.

     On February 3, 2004, we filed a motion seeking reinstatement of the Protective Order against Mr. Saline in our case against Mr. Saline, Case No. 01CC10657 filed in the California Superior Court for the County of Orange. The motion seeks to restrict Mr. Saline’s access as a member of the Board of Directors with regard to certain books and records of the Company, and to enforce his confidentiality agreement with us. The motion is based upon new evidence that has come to light in the case in the form of a declaration made under oath by one of the plaintiffs in a lawsuit against us that Mr. Saline disclosed confidential information that was helpful to the plaintiffs in former lawsuits against us. The Court has not yet ruled on the above motion, and our case against Mr. Saline remains pending.

     On April 19, 2004, Mr. Saline and Mr. Ogundiji filed an action in California Superior Court for Orange County (Case No. 04CC05038), alleging that our board of directors (other than Mr. Saline) breached their fiduciary duties by approving the proposed reorganization and putting it to a shareholder vote. In addition, they allege that we improperly failed to hold an annual meeting within the time limits set by California Corporations Code § 600. On April 28, 2004, Mr. Saline and Mr. Ogundiji filed an application seeking, among other things, to enjoin the holding of the special meeting. This application was rejected by the Court, which found that Mr. Saline and Mr. Ogundiji did not have a probability of succeeding on the merits and that the board appeared to have valid business reasons to put the reorganization to a shareholder vote.

     On June 1, 2004, we filed a demurrer in this action challenging the breach of fiduciary duty claims. A hearing on the motion is set for July 23, 2004. In addition, because our directors are defendants in this case, pursuant to the terms of the indemnification agreements between Commonwealth and its directors, we are required to indemnify the directors to the fullest extent covered by law. The indemnification agreement covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. Pursuant to the indemnification agreement, we are currently providing a joint defense with the directors in this action. We intend to defend this matter vigorously.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

     On April 1, 2004, we acquired Skipping Stone Inc., an energy consulting and technology firm, in a merger transaction in which a wholly-owned subsidiary of Commonwealth merged with and into Skipping Stone, with Skipping Stone being the surviving corporation and becoming a wholly-owned subsidiary of Commonwealth. The aggregate purchase price for all of the outstanding Skipping Stone securities, which consists of common stock and vested options, was $3.1 million. As noted above, the transaction was structured as merger of a wholly-owned subsidiary of Commonwealth with and into Skipping Stone, with Skipping Stone being the surviving company and becoming a wholly-owned subsidiary of Commonwealth. In the merger, our common stock was exchanged for outstanding Skipping Stone common stock and vested options. The purchase price was paid exclusively through the issuance of our common stock, which was valued at $1.92 per share. Unvested Skipping Stone options were canceled. An aggregate of 1,614,570 shares of our common stock were issued at April 1, 2004, the effective time of the merger. From a financial point of view, the acquisition of Skipping Stone was not material to us. The transaction was exempt under Section 4(2) of the Securities Act of 1933 as one not involving any public offering. No public solicitation was made. We granted the former holders of Skipping Stone common stock “piggy-back” registration rights with respect to the 1,468,714 shares of common stock issued to them in the merger.

        On April 1, 2004, we sold 150,000 shares of common stock to our chief financial officer in a private placement transaction in accordance with the terms of his employment agreement. The transaction was exempt under Section 4(2) of the Securities Act of 1933 as one not involving any public offering. No public solicitation was made.

Stock Repurchases

        The following table details our common stock repurchases for the three months ended April 30, 2004:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares	Shares (or
			(or Units)	Units) that
		Average	Purchased as	May Yet Be
	Total	Price	Part	Purchased
	Number of	Paid per	of Publicly	Under the
	Shares (or Units)	Share	Announced Plans	Plans
Period	Purchased	(or Unit)	or Programs	or Programs
February 1 – 29, 2004	—	—	—	—
March 1 – 31, 2004	500 (1)	$1.92	—	—
April 1 – 30, 2004	—	—	—	—

(1)	In connection with the resignation of our chief operating officer on March 16, 2004, repurchased the 500 shares of our common stock held by our former chief operating officer. In addition, options to purchase 899,500 shares of our common stock were cancelled in connection with such resignation.

Item 4. Submission of Matters to a Vote of Securities Holders.

     A Special Meeting of Shareholders of the Company was held on May 20, 2004 for the purpose of (a) voting on a proposal, which we refer to as the “reorganization proposal,” to approve the Agreement and Plan of Reorganization by and among Commerce Energy Group, Inc., a wholly-owned subsidiary of Commerce Energy Group, Inc. and Commonwealth Energy Corporation and the merger provided thereby of Commonwealth Energy Corporation with a wholly-owned subsidiary of Commerce Energy Group, Inc., with Commonwealth Energy Corporation surviving as a wholly-owned subsidiary of Commerce Energy Group, Inc., and (b) voting on a proposal to grant discretionary authority to adjourn or postpone the special meeting for the purpose of soliciting additional proxies.

     The reorganization proposal was approved. The tabulation of the votes cast for the reorganization proposal was as follows:

     Vote of the Common Stock

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,706,900	3,907,409	263,525	—

     Vote of the Common Stock and the Preferred Stock voting as a single class:

Votes For	Votes Against	Abstentions	Broker Non-Votes
18,105,433	4,813,243	283,525	—

     The proposal to grant discretionary authority to adjourn or postpone the special meeting for the purpose of soliciting additional proxies was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
16,901,712	5,511,828	558,810	—

Item 5. Other Information.

Acquisition of Skipping Stone, Incorporated

        On April 1, 2004, we acquired Skipping Stone, an energy consulting and technology firm. See Part II. Item 2 – “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities,” herein.

Disposition of Interest in Summit Energy Ventures, LLC

        On April 30, 2004, we reached an agreement to terminate our relationship with Summit Energy Ventures, LLC. As a result of the transaction, we will no longer retain an equity interest or contractual relationship with Summit and we will retain and directly own investments in the three portfolio companies previously held by Summit. Under the terms of the agreement, we will retain the entire interests in Envenergy and Turbocor previously held by Summit, and will retain a portion of the interest in PEC previously held by Summit. We will no longer consolidate the financial results of PEC in our financial reports due to a reduction in its ownership percentage as part of the agreement. This transaction did not constitute a material acquisition or disposition for us.

Changes in Executive Officers

     Richard L. Paulsen resigned his position as our chief operating officer, effective March 16, 2004, to pursue other opportunities. Mr. Paulsen executed a confidential severance agreement and general release in connection with his resignation and the termination of his employment. Pursuant to the terms of such agreement, we paid Mr. Paulsen $1,600,875, less required tax deductions. Pursuant to the terms of the agreement, we repurchased the 500 shares of our common stock held by Mr. Paulsen and all of Mr. Paulsen’s options to purchase shares of Commonwealth’s common stock were cancelled.

     On April 1, 2004, we entered into employment agreements with Peter Weigand and Richard L. Boughrum to become our President and Chief Financial Officer, respectively.

     Mr. Weigand serves as the President of Commonwealth and Commerce Energy. We entered into an employment agreement with Mr. Weigand on April 1, 2004. The agreement provides for an initial three year employment term and is automatically extended for successive one year periods unless we or Mr. Weigand provide notice of termination. All compensation payable to Mr. Weigand will be paid by us until after the effective date of the reorganization. Mr. Weigand is entitled to a base salary of $400,000, which shall be reviewed at least annually by the Board or the Compensation Committee and may be further increased (but not decreased). Mr. Weigand is eligible to participate in our bonus program at the discretion of the Board on the same basis and terms as are applicable to other senior executives. Pursuant to his employment agreement, we granted to Mr. Weigand an option to purchase 600,000 shares of Common Stock at an exercise price of $1.92 per share, expiring on March 11, 2014, with 150,000 options vested immediately, 150,000 options vesting on each of March 29, 2005, 2006 and 2007 and immediate vesting upon termination of Mr. Weigand’s employment without cause, for good reason or following a change of control not approved by the Board, provided that in each case Mr. Weigand agrees not to engage in certain prohibited competitive activities for 6 months following the termination of employment.

     If we terminate Mr. Weigand’s employment without cause, or if Mr. Weigand resigns within 6 months after a change in control, or he resigns for good reason, as defined in the agreement, and he agrees not to compete with us for 6 months, then he will be entitled to a severance payment equal to his salary for the greater of one year or the number of months remaining in the term of his employment, and all of his options and restricted stock grants shall immediately vest. A change of control includes any transaction after which any person has beneficial ownership of 50% or more of the outstanding shares of Commonwealth or Commerce Energy common stock or 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors, or the sale of all or substantially all of the assets of the company. A change of control does not include the reorganization or any transaction or series of transactions that has been approved by the Board.

     We may terminate Mr. Weigand’s employment upon Mr. Weigand’s death, total disability, or for cause. Upon a termination for death or total disability, we will continue to pay Mr. Weigand through the date of termination of his employment. “Cause” includes acts of fraud or embezzlement, a knowing and willful unauthorized disclosure of confidential information, conviction or entry of plea of guilty or nolo contendere for a felony or a crime involving fraud, dishonesty or moral turpitude. In the event of a termination for cause, Mr. Weigand is entitled to receive all compensation and benefits payable to him through the date of termination.

     Mr. Boughrum serves as the Senior Vice President and Chief Financial Officer of Commonwealth and Commerce Energy. We entered into an employment agreement with Mr. Boughrum on April 1, 2004. The agreement provides for an initial three year employment term and is automatically extended for successive one year periods unless we or Mr. Boughrum provide notice of termination. All compensation payable to Mr. Boughrum will be paid by us until after the effective date of the reorganization. Mr. Boughrum is entitled to a base salary of $350,000, which shall be reviewed at least annually by the Board or the Compensation Committee and may be further increased (but not decreased). Mr. Boughrum is eligible to participate in our bonus program at the discretion of the Board on the same basis and terms as are applicable to other senior executives. Pursuant to his employment agreement, Mr. Boughrum has the right to purchase up to 150,000 shares of our common stock for a purchase price of $1.92 per share at any time until 10 days after consummation of the reorganization. Mr. Boughrum exercised this option on April 2, 2004. We also granted to Mr. Boughrum an option to purchase 500,000 shares of Common Stock at an exercise price of $1.92 per share, expiring in March 2014, with 125,000 options vested immediately, 125,000 options vesting on each of March 29, 2005, 2006 and 2007 and immediate vesting upon termination of Mr. Boughrum’s employment without cause, for good reason or following a change of control not approved by the Board, provided that in each case Mr. Boughrum agrees not to engage in certain prohibited competitive activities for 6 months following the termination of employment. We also granted Mr. Boughrum a restricted stock award of 150,000 shares of common stock, which are subject to repurchase by us at $0.001 per share upon termination of Mr. Boughrum’s employment. Our repurchase right terminates with respect to 50,000 shares per year on each of the next three anniversaries of his hire date and also terminates immediately upon termination of Mr. Boughrum’s employment without cause, for good reason or following a change of control not approved by the Board, provided that in each case Mr. Boughrum agrees not to engage in certain prohibited competitive activities for 6 months following the termination of employment.

     If we terminate Mr. Boughrum’s employment without cause, or if Mr. Boughrum resigns within 6 months after a change in control, or he resigns for good reason, as defined in the agreement, and he agrees not to compete with us for 6 months, then he will be entitled to a severance payment equal to his salary for the greater of one year or the number of months remaining in the term of his employment, and all of his options and restricted stock grants shall immediately vest. A change of control includes any transaction after which any person has beneficial ownership of 50% or more of the outstanding shares of Commonwealth or Commerce Energy common stock or 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors, or the sale of all or substantially all of the assets of the company. A change of control does not include the reorganization or any transaction or series of transactions that has been approved by the Board.

     We may terminate Mr. Boughrum’s employment upon Mr. Boughrum’s death, total disability, or for cause. Upon a termination for death or total disability, we will continue to pay Mr. Boughrum through the date of termination of his employment. “Cause” includes acts of fraud or embezzlement, a knowing and willful unauthorized disclosure of confidential information, conviction or entry of plea of guilty or nolo contendere for a felony or a crime involving fraud, dishonesty or moral turpitude. In the event of a termination for cause, Mr. Boughrum is entitled to receive all compensation and benefits payable to him through the date of termination.

     In March 2004, we entered into and agreement with our General Counsel, John Barthrop, to amend his employment agreement to ensure that the reorganization will not create any payment obligations to Mr. Barthrop under the existing change of control provisions of his employment agreement. In connection with this amendment, we agreed to grant Mr. Barthrop an additional 125,000 stock options at an exercise price of $1.92 per share. The exercise price of the options represents the fair market value of our common stock on the date the options were granted, as determined by the Compensation Committee of Commonwealth’s Board of Directors in accordance with Commonwealth’s 1999 Equity Incentive Plan. If during the term of the employment agreement, as amended, there is a change of control as defined in the employment agreement that is not hostile, then we will pay Mr. Barthrop a $100,000 cash bonus. A change of control includes any transaction in which any person acquires beneficial ownership of 50% or more of the outstanding shares of Commonwealth or Commerce Energy common stock or 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors, or the sale of all or substantially all of the assets of the company. A change of control does not include the reorganization or any transaction or series of transactions that has been approved by the Board. We will not record any compensation expense with respect to Mr. Barthrop’s options because they were granted with an exercise price equal to the fair value of our common stock at the date of grant, $1.92 per share. The option grant will be recorded in our financial records in the third fiscal quarter ending April, 30 2004.

     The agreement will terminate upon the occurrence of any of the following: Mr. Barthrop’s death, total disability, material breach of the employment agreement or fiduciary duty by Mr. Barthrop or written notice of Mr. Barthrop’s decision to terminate his employment. Upon termination of his employment, Mr. Barthrop will be entitled to receive his base salary and benefits earned through the date of termination and an amount equal to his then current annual base salary.

Annual Meeting

     The Board of Directors has rescheduled our 2004 annual meeting of shareholders. The Board set August 6, 2004 as the new date for our 2004 annual meeting of shareholders. A shareholder proposal must be submitted to the Company’s principal executive offices located at Commonwealth Energy Corporation, Investor Relations, 15901 Red Hill Avenue, Suite 100, Tustin, California 92780, Attention: Corporate Secretary, by June 24, 2004, for inclusion in the proxy materials related to the 2004 annual meeting. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8. For any proposal that is not submitted for inclusion in our proxy material for the 2004 annual meeting of stockholders, but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Securities Exchange Act of 1934 permits our management to exercise discretionary voting authority under proxies it solicits unless we are notified about the proposal on or before June

24, 2004, and the stockholder satisfies the other requirements of Rule 14a-4(c). In addition, except with respect to stockholder proposals included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, our Bylaws provide that, to be considered at the 2004 annual meeting, a stockholder proposal must be submitted in writing and received by the Corporate Secretary at our principal executive offices not later than June 24, 2004 , and must contain the information specified by and otherwise comply with our Bylaws. Any stockholder wishing to receive a copy of our Bylaws should direct a written request to the Corporate Secretary at our principal executive offices.

     To be considered at the 2004 annual meeting, shareholder nominations of persons for election to our Board of Directors must be submitted in writing and received by the Corporate Secretary at our principal executive offices no later than June 24, 2004, and must contain the information specified by and otherwise comply with our Bylaws. Notwithstanding the foregoing, the Board of Directors is not required to solicit proxies for the election of any person the shareholder intends to nominate at the annual meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation.

10.2	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand. (1)

10.3	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum. (1)

10.4	Amendment to Employment Agreement dated as of March 31, 2004 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and John A. Barthrop. (1)

10.5	Restructuring and Termination of Membership Agreement, dated as of April 30, 2004, by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Each of these exhibits is incorporated herein by reference to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on April 5, 2004 (File No. 333-111727).

(b) Reports on Form 8-K.

     On March 23, 2004, we furnished to the Securities and Exchange Commission, a Current Report on Form 8-K, which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated March 18, 2004, reporting our results of operations and financial condition for the second quarter fiscal year ending July 31, 2004.

     On May 20, 2004, we furnished to the Securities and Exchange Commission, a Current Report on Form 8-K, which contains information required under “Item 9. Regulation FD Disclosure.” The Current Report on Form 8-K includes a copy of our press release dated May 20, 2004, announcing our agreement to terminate our relationship with Summit Energy Ventures.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH ENERGY CORPORATION

Date: June 14, 2004	By:	/s/ Ian B. Carter

Ian B. Carter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2004	By:	/s/ Richard L. Boughrum

Richard L. Boughrum
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation.

10.2	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand. (1)

10.3	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum. (1)

10.4	Amendment to Employment Agreement dated as of March 31, 2004 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and John A. Barthrop. (1)

10.5	Restructuring and Termination of Membership Agreement, dated as of April 30, 2004, by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Each of these exhibits is incorporated herein by reference to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on April 5, 2004 (File No. 333-111727).