Form 10-Q/A
period 2004-01-31
COMMONWEALTH ENERGY CORP
filed 2004-11-15
CIK 1156443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

600 Anton Boulevard, Suite 2000, Costa Mesa, California 92626
(Address of principal executive offices) (Zip Code)

(714) 259-2500
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

EXPLANATORY NOTE

     Commonwealth Energy Corporation, a California corporation (the ‘Company”), filed a Form 15 with the U.S. Securities and Exchange Commission (the “SEC”) on July 7, 2004 to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Commerce Energy Group, Inc. a Delaware corporation (“Commerce”), is the successor to the Company, following consummation of a reorganization which was undertaken to effect the reorganization of the Company into a Delaware holding company structure whereby the Company became a wholly-owned subsidiary of Commerce. Upon consummation of the reorganization, the entire class of common stock, $0.001 par value per share of Commerce became registered under Section 12(g) of the Exchange Act, in accordance with Rule 12g-3(a) thereunder. Commerce filed a registration statement with the SEC with respect to its common stock and related preferred stock purchase rights under Section 12(b) of the Exchange Act on Form 8-A on July 6, 2004, and a new Exchange Act file number (File No. 001-32239) was issued, replacing the Company’s file number (File No. 000-33069), for use in periodic filings required under the Exchange Act and the rules and regulations thereunder. This quarterly report on Form 10-Q/A (Amendment No. 2) is being filed by the Company to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2004 (as amended by Amendment No. 1 thereto) that was filed by the Company with the SEC prior to the Company’s filing of the Form 15 described above.

     In the course of preparing our financial statements for the year ended July 31, 2004 and in connection with the corresponding audit by our independent auditors, Ernst & Young LLP, the Company’s management identified certain deficiencies in the Company’s internal controls relating to the timely reconciliation of energy purchases and sales. Our independent auditors, Ernst & Young LLP, have advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. As a result of these internal control deficiencies, the Company restated its unaudited consolidated financial statements for the fiscal quarters ended January 31, 2004 and April 30, 2004. The Company is restating these unaudited quarterly financial statements principally to reflect the quarterly impact of certain adjustments, and to include additional disclosures in the appropriate period related to these internal controls deficiencies. This amended Quarterly Report on Form 10-Q/A principally restates prior reported results and includes additional disclosures in the appropriate period as a result of the foregoing weaknesses in our internal controls. For a description of these internal controls deficiencies and the corrective actions taken by the Company with respect to these deficiencies, see Item 9A of Commerce’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. This Amendment No. 2 should be read together with Commerce’s Annual Report on Form 10-K for the year ended July 31, 2004 and the Company’s amended Quarterly Report on Form 10-Q/A for the period ended April 30, 2004.

COMMONWEALTH ENERGY CORPORATION

Form 10-Q
For the Period Ended January 31, 2004
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months ended January 31,		Six Months ended January 31,
	2003	2004	2003	2004
Net revenue	$31,759	$47,038	$65,441	$105,434
Direct energy costs	24,569	43,783	50,775	97,858

Gross profit	7,190	3,255	14,666	7,576
Selling and marketing expenses	1,023	1,008	2,333	1,978
General and administrative expenses	4,680	5,829	8,969	11,347
Reorganization and initial public listing expenses	—	1,028	—	1,146

Income (loss) from operations	1,487	(4,610)	3,364	(6,895)
Other income and expenses:
Initial formation litigation expenses	(787)	—	(3,327)	(585)
Provision for impairment on investments	—	(4,313)	—	(4,313)
Loss on equity investments	(148)	—	(381)	—
Minority interest share of loss	—	351	—	895
Interest income, net	215	151	449	281

Total other income and expenses	(720)	(3,811)	(3,259)	(3,722)

Income (loss) before provision for (benefit from) income taxes	767	(8,421)	105	(10,617)
Provision for (benefit from) income taxes	180	(768)	44	(1,842)

Net income (loss)	$587	$(7,653)	$61	$(8,775)

Earning (loss) per common share:
Basic	$0.02	$(0.28)	$0.00	$(0.32)

Diluted	$0.02	$(0.28)	$0.00	$(0.32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2003	January 31, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,921	$54,376
Accounts receivable, net	37,861	23,482
Income taxes refund receivables	—	3,131
Deferred income tax asset	2,772	2,772
Prepaid expenses and other current assets	6,920	3,535

Total current assets	88,474	87,296
Restricted cash and cash equivalents	20,773	12,171
Investments	5,362	1,049
Deposits	4,207	4,207
Property and equipment, net	2,984	2,793
Goodwill	3,007	1,949
Intangible assets	1,063	936

Total assets	$125,870	$110,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,936	$18,251
Accrued liabilities	7,127	6,869

Total current liabilities	32,063	25,120
Deferred income tax liabilities	187	187
Minority interest	603	851
Shareholders’ equity:
Series A convertible preferred stock — 10,000 shares authorized with no par value; 609 shares issued and outstanding at July 31, 2003 and January 31, 2004	700	752
Other convertible preferred stock, 352 shares reflected as outstanding	155	155
Common stock — 50,000 shares authorized with no par value; 27,645 shares issued and outstanding at July 31, 2003 and January 31, 2004	56,853	56,854
Retained earnings	35,309	26,482

Total shareholders’ equity	93,017	84,243

Total liabilities and shareholders’ equity	$125,870	$110,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended January 31,
	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$61	$(8,775)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	732	761
Amortization	110	127
Provision for doubtful accounts	724	1,125
Deferred income tax provision	(880)	—
Impairment of Summit investments	—	4,843
Loss on equity investments	(56)	—
Minority interest share of loss of consolidated entity	—	(282)
Changes in operating assets and liabilities:
Accounts receivable, net	3,377	13,254
Prepaid expenses and other assets	(463)	1,313
Accounts payable	(1,685)	(6,685)
Accrued liabilities and other	3,816	(258)

Net cash provided by operating activities	5,736	5,423
Cash Flows From Investing Activities
Purchase of property and equipment	(264)	(571)
Purchase of intangible assets	(126)	—

Net cash used in investing activities	(390)	(571)
Cash Flows From Financing Activities
Repurchase of common stock	(14)	—
Cancellation of Series A convertible preferred stock	(83)	—
Dividends paid on Series A convertible preferred stock	(92)	—
Proceeds from exercise of stock options	15	1
Decrease in restricted cash and cash equivalents	809	8,602

Net cash provided by financing activities	635	8,603

Increase in cash and cash equivalents	5,981	13,455
Cash and cash equivalents at beginning of period	43,042	40,921

Cash and cash equivalents at end of period	$49,023	$54,376

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

Non-cash items

     In the second quarter of fiscal 2004, the Company recorded an impairment of $4,313 on its investments to reflect its percentage ownership in the net equity of Summit’s investments, which were all non-cash items. In the second quarter of fiscal 2004, the Company also recorded an impairment of goodwill for PEC of $530 included in direct energy costs, which was also a non-cash item (see Note 4).

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

     The following table illustrates the effect on net income (loss) as applicable to common stock (see Note 2) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Three months ended January 31,		Six months ended January 31,
	2003	2004	2003	2004
Net income (loss) as applicable to common stock – basic	$572	$(7,679)	$28	$(8,827)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(9)	(191)	(92)

Pro forma net income (loss) – basic	$477	$(7,688)	$(163)	$(8,919)

Net income (loss) as applicable to common stock – diluted	$587	$(7,679)	$61	$(8,827)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(9)	(191)	(92)

Pro forma net income (loss) – diluted	$492	$(7,688)	$(130)	$(8,919)

Earnings (loss) per share:
Basic – as reported	$0.02	$(0.28)	$0.00	$(0.32)

Basic – pro forma	$0.02	$(0.28)	$(0.01)	$(0.32)

Diluted – as reported	$0.02	$(0.28)	$0.00	$(0.32)

Diluted – pro forma	$0.02	$(0.28)	$(0.01)	$(0.32)

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

     The following is a reconciliation of the numerator (income or loss) and the denominator (common shares in thousands) used in the computation of basic and diluted earnings (loss) per common share:

	Three months ended January 31,		Six months ended January 31,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$587	$(7,653)	$61	$(8,775)
Deduct: Preferred stock dividends	(15)	(26)	(33)	(52)

Net income (loss) applicable to common stock – basic	572	(7,679)	28	(8,827)
Assumed conversion of preferred stock	15	—	33	—

Net income (loss) applicable to common stock – diluted	$587	$(7,679)	$61	$(8,827)

Denominator:
Weighted-average outstanding common shares – basic	27,284	27,645	27,234	27,645
Effect of stock options	2,880	—	2,929	—
Effect of convertible preferred stock	609	—	609	—

Weighted-average outstanding common shares – diluted	30,773	27,645	30,772	27,645

     For the three and six months ended January 31, 2004, the effects of the assumed exercise of all stock options and warrants and the assumed conversion of preferred stock into common stock are anti-dilutive; accordingly, such assumed exercises and conversions have been excluded from the calculation of net loss — diluted. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months and six months ended January 31, 2004 would have been 29,087 and 29,118, respectively.

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

	Ownership
	Percentage	Investment	Provision	Current
	at January 31,	Basis before	for	Investment
Investee	2004	Impairment	Impairment	Basis
Envenergy, Inc.	8.68%	$2,030	$1,934	$96
Turbocor, BV	8.76%	3,332	2,379	953

Total investments		5,362	4,313	1,049
PEC	59.7%	1,742	530	1,212

Total		$7,104	$4,843	$2,261

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

     In addition to the above reclassification which occurred in the second fiscal quarter of 2004, the Company identified an adjustment in the fourth fiscal quarter of 2004 of $1,070 to direct energy costs that should be considered an increase in direct energy costs in the second and third fiscal quarters of fiscal 2004 for $292 and $778, respectively, as reflected below and in this Quarterly Report on Form 10-Q Amendment No. 2.

Fiscal year ended July 31, 2004:

	January 31		April 30
	Reported	Adjusted	Reported	Adjusted
Net revenue	$47,038	$47,038	$48,521	$48,521
Direct energy costs	43,491	43,783	42,021	42,799
Gross profit	3,547	3,255	6,500	5,722
Loss from operations	(4,318)	(4,610)	(2,719)	(3,497)
Net loss	(7,361)	(7,653)	(4,816)	(5,594)
Net loss per common share:
Basic	(0.27)	(0.28)	(0.17)	(0.20)
Diluted	(0.27)	(0.28)	(0.17)	(0.20)

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

     Net revenue increased $15.2 million, or 48.1%, to $47.0 million for the three months ended January 31, 2004 compared to $31.8 million for the three months ended January 31, 2003. Gross profit declined $3.9 million, or 54.7%, to $3.3 million for the three months ended January 31, 2004 compared to $7.2 million for the same prior year period.

     The Company’s operating results for the three months ended January 31, 2004 included a loss from operations of $4.6 million. There were several items that contributed to this loss. California’s gross profit reflects a reduction in the retail price of electricity (see Note 3 of Notes to Condensed Consolidated Financial Statements) combined with an increase in the average energy cost per kilowatt-hours (“kWh”), primarily due to the increase in natural gas prices, used to fuel much of California’s electric generation. Also, in California, demand was less than scheduled and as a result the ISO, the entity which manages the electric grid in California, bought our excess energy at much lower prices than we paid, causing lower gross margins as well as lower retail sales. In Pennsylvania, energy costs per kWh were higher and we sold excess energy into the spot market at price levels less than retail.

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

Direct energy costs

     Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs increased to $43.8 million for the three months ended January 31, 2004, an increase of $19.2 million, or 78.0%, from $24.6 million for the three months ended January 31, 2003. For the three months ended January 31, 2004, we recorded a provision for the impairment of goodwill for PEC of $0.5 million, included in direct energy costs.

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

     Net revenue increased $40.0 million, or 61.1%, to $105.4 million for the six months ended January 31, 2004 compared to $65.4 million for the six months ended January 31, 2003. Gross profit declined $7.1 million, or 48.3%, to $7.6 million for the six months ended January 31, 2004 compared to $14.7 million for the same prior year period.

     The Company’s operating results for the six months ended January 31, 2004 included a loss from operations of $6.9 million across all states. California’s gross profit reflects a reduction in the retail price of electricity combined with an increase in the average energy cost per kWh, primarily due to the increase in natural gas prices. In the first quarter of fiscal 2004, in California, we incurred a one-time charge of $0.4 million from the ISO, the entity which manages the electric grid in California. This charge was for various deferred settlement charges. Also in California, demand was less than scheduled and, as a result, the ISO bought our excess energy at much lower prices than we paid, causing lower gross margins as well as lower retail sales. In Pennsylvania, an abnormally cool summer in the Mid-Atlantic region resulted in less retail sales than expected through the first fiscal quarter of 2004, with excess energy being sold into the spot market at price levels less than retail.

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

Direct energy costs

     Our direct energy costs increased to $97.9 million for the six months ended January 31, 2004, an increase of $47.1 million, or 92.7%, from $50.8 million for the six months ended January 31, 2003. The increase in direct energy costs occurred in all states. The current year increase is primarily due to the increase in natural gas costs in all markets. In addition, factors in each of our markets also contributed to the increase in direct energy costs. In California, the one-time ISO charge referenced above. In Pennsylvania, direct energy costs increased primarily due to additional costs relating to the expansion of our customer base. We also incurred additional direct energy costs as we continued to grow in the Michigan market. Generally, as we add new customers volume increases, and the cost of delivering electricity, or direct energy costs, also increases. We cannot separately identify costs related to new customers due to variations in the usage of current customers. In California, we purchased 689.9 million kWh of an average price per kWh of $0.051 for the six months ended January 31, 2004, as compared to 589.6 million kWh at an average price per kWh of $0.045 for the same period last year. In Pennsylvania, we purchased 749.2 million kWh at an average price per kWh of $0.057 for the six months ended January 31, 2004, as compared to 458.4 million kWh at an average price per kWh of $0.046 for the six months ended January 31, 2003. In Michigan, we purchased 310.7 million kWh at an average price per kWh of $0.050 for the six months ended January 31, 2004, as compared to 27.6 million kWh at an average price per kWh of $0.043 for the same period last year.

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

Loss on equity investments

     In the six months ended January 31, 2004, we recorded an impairment of $4.3 million on our investments, to reflect our percentage ownership in the net equity of each of Summit’s investments. In the six months ended January 31, 2003, we incurred a $0.4 million aggregate loss on equity investments which reflected our proportionate recognition of losses under the equity method of accounting relating to PEC and Turbocor.

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

Item 1. Legal Proceedings.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Consent and Waiver dated March 12, 2004 given by Ian B. Carter to Commonwealth Energy Corporation. (1)

10.2	Second Amendment to Employment Agreement dated March 16, 2004, between Ian B. Carter and Commonwealth Energy Corporation. (1)

10.3	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation. (1)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1)

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1)

Exhibit
Number	Description
31.3	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004.(2).

31.4	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004. (2).

31.5	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.6	Chief Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1).

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1).

32.3	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004.(2).

32.4	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004.(2).

32.5	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter of Resignation of Junona Jonas dated March 3, 2004. (1)

(1)	Incorporated herein by reference to Commonwealth Energy Corporation’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004.

(2)	Incorporated herein by reference to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended January 31, 2004 filed with the Securities and Exchange Commission on April 5, 2004.

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

COMMONWEALTH ENERGY CORPORATION

Date: November 15, 2004	By:	/s/ Peter Weigand

Peter Weigand
President (Principal Executive Officer)

Date: November 15, 2004	By:	/s/ Richard L. Boughrum

Richard L. Boughrum
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Consent and Waiver dated March 12, 2004 given by Ian B. Carter to Commonwealth Energy Corporation. (1)

10.2	Second Amendment to Employment Agreement dated March 16, 2004, between Ian B. Carter and Commonwealth Energy Corporation. (1)

10.3	Confidential Severance Agreement and General Release dated as of February 21, 2004 between James L. Oliver and Commonwealth Energy Corporation. (1)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1).

31.2	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1).

31.3	Chief Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004.(2).

31.4	Principal Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004.(2).

31.5	Principal Executive Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.6	Chief Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1).

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2004. (1).

32.3	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004.(2).

32.4	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 5, 2004.(2).

32.5	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.6	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter of Resignation of Junona Jonas dated March 3, 2004. (1)

(1)	Incorporated herein by reference to Commonwealth Energy Corporation’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004.

(2)	Incorporated herein by reference to Commonwealth Energy Corporation’s quarterly report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended January 31, 2004 filed with the Securities and Exchange Commission on April 5, 2004.