Form 10-Q/A
period 2004-04-30
COMMONWEALTH ENERGY CORP
filed 2004-11-15
CIK 1156443

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

EXPLANATORY NOTE

     Commonwealth Energy Corporation, a California corporation (the ‘Company”), filed a Form 15 with the U.S. Securities and Exchange Commission (the “SEC”) on July 7, 2004 to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Commerce Energy Group, Inc. a Delaware corporation (“Commerce”), is the successor to the Company, following consummation of a reorganization which was undertaken to effect the reorganization of the Company into a Delaware holding company structure whereby the Company became a wholly-owned subsidiary of Commerce. Upon consummation of the reorganization, the entire class of common stock, $0.001 par value per share of Commerce became registered under Section 12(g) of the Exchange Act, in accordance with Rule 12g-3(a) thereunder. Commerce filed a registration statement with the SEC with respect to its common stock and related preferred stock purchase rights under Section 12(b) of the Exchange Act on Form 8-A on July 6, 2004, and a new Exchange Act file number (File No. 001-32239) was issued, replacing the Company’s file number (File No. 000-33069), for use in periodic filings required under the Exchange Act and the rules and regulations thereunder. This quarterly report on Form 10-Q/A (Amendment No. 1) is being filed by the Company to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004 that was filed by the Company with the SEC prior to the Company’s filing of the Form 15 described above.

     In the course of preparing our financial statements for the year ended July 31, 2004 and in connection with the corresponding audit by our independent auditors, Ernst & Young LLP, the Company’s management identified certain deficiencies in the Company’s internal controls relating to the timely reconciliation of energy purchases and sales. Our independent auditors, Ernst & Young LLP, have advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. As a result of these internal control deficiencies, the Company restated its unaudited consolidated financial statements for the fiscal quarters ended January 31, 2004 and April 30, 2004. The Company is restating these unaudited quarterly financial statements principally to reflect the quarterly impact of certain adjustments, and to include additional disclosures in the appropriate period related to these internal controls deficiencies. This amended Quarterly Report on Form 10-Q/A principally restates prior reported results and includes additional disclosures in the appropriate period as a result of the foregoing weaknesses in our internal controls. For a description of these internal controls deficiencies and the corrective actions taken by the Company with respect to these deficiencies, see Item 9A of Commerce’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. This Amendment No. 1 should be read together with Commerce’s Annual Report on Form 10-K for the year ended July 31, 2004 and the Company’s amended Quarterly Report on Form 10-Q/A for the period ended January 31, 2004.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months ended April 30,		Nine Months ended April 30,
	2003	2004	2003	2004
Net revenue	$37,841	$48,521	$103,282	$153,955
Direct energy costs	29,855	42,799	80,630	140,657

Gross profit	7,986	5,722	22,652	13,298
Selling and marketing expenses	1,006	1,171	3,339	3,149
General and administrative expenses	4,336	7,033	13,305	18,758
Reorganization and initial public listing expenses	—	1,015	—	1,783

Income (loss) from operations	2,644	(3,497)	6,008	(10,392)
Other income and expenses:
Initial formation litigation expenses	(621)	(407)	(3,948)	(992)
Provision for impairment on investments	—	(1,753)	—	(6,066)
Provision for termination of Summit	—	(1,904)	—	(1,904)
Loss on equity investments	(268)	—	(649)	—
Minority interest share of loss	—	290	—	1,185
Interest income, net	161	119	610	400

Total other income and expenses	(728)	(3,655)	(3,987)	(7,377)

Income (loss) before provision for (benefit from) income taxes	1,916	(7,152)	2,021	(17,769)
Provision for (benefit from) income taxes	820	(1,558)	864	(3,400)

Net income (loss)	$1,096	$(5,594)	$1,157	$(14,369)

Earning (loss) per common share:
Basic	$0.04	$(0.20)	$0.04	$(0.52)

Diluted	$0.04	$(0.20)	$0.04	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2003	April 30, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,921	$54,102
Accounts receivable, net	37,861	24,320
Income taxes refund receivables	—	4,689
Deferred income tax asset	2,772	2,772
Prepaid expenses and other current assets	6,920	6,381

Total current assets	88,474	92,264
Restricted cash and cash equivalents	20,773	6,928
Investments	5,362	96
Deposits	4,207	4,807
Property and equipment, net	2,984	2,838
Goodwill and other intangible assets	4,070	5,813

Total assets	$125,870	$112,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,936	$21,720
Accrued liabilities	7,127	7,861

Total current liabilities	32,063	29,581
Deferred income tax liabilities	187	187
Minority interest	603	743
Shareholders’ equity:
Series A convertible preferred stock — 10,000 shares authorized with no par value; 609 shares issued and outstanding at July 31, 2003 and April 30, 2004	700	745
Other convertible preferred stock, 352 shares reflected as outstanding	155	187
Common stock — 50,000 shares authorized with no par value; 27,645 and 29,509 shares issued and outstanding at July 31, 2003 and April 30, 2004, respectively	56,853	60,440
Retained earnings	35,309	20,863

Total shareholders’ equity	93,017	82,235

Total liabilities and shareholders’ equity	$125,870	$112,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMONWEALTH ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended April 30,
	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$1,157	$(14,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,097	1,142
Amortization	174	201
Provision for doubtful accounts	1,073	1,585
Tax benefit from exercise of stock options	363	—
Deferred income tax provision	(320)	—
Impairment of Summit investments	—	6,596
Termination of Summit	—	1,904
Loss on equity investments	212	800
Minority interest share of loss of consolidated entity	—	140
Changes in operating assets and liabilities:
Accounts receivable, net	(196)	12,377
Prepaid expenses and other assets	(800)	(6,167)
Accounts payable	4,578	(3,319)
Accrued liabilities and other	1,003	(1,168)

Net cash provided by (used in) operating activities	8,341	(278)
Cash Flows From Investing Activities
Purchase of property and equipment	(313)	(830)
Purchase of intangibles	(126)	—
Business acquisitions, net of cash acquired	—	(43)

Net cash used in investing activities	(439)	(873)
Cash Flows From Financing Activities
Repurchase of common stock	(14)	(1)
Sale of common stock	—	294
Cancellation of Series A convertible preferred stock	(83)	—
Dividends paid on Series A convertible preferred stock	(92)	—
Proceeds from exercise of stock options	15	194
Decrease (increase) in restricted cash and cash equivalents	(4,613)	13,845

Net cash (used in) provided by financing activities	(4,787)	14,332

Increase in cash and cash equivalents	3,115	13,181
Cash and cash equivalents at beginning of period	43,042	40,921

Cash and cash equivalents at end of period	$46,157	$54,102

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

     In the second quarter of fiscal 2004, the Company recognized $378 for the severance in settlement of the employment contract of the Company’s former Chief Financial Officer as reorganization and initial public listing expenses. In the third quarter of fiscal 2004, the Company reclassified this amount to general and administrative expenses.

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

     The following table illustrates the effect on net income (loss) as applicable to common stock (see Note 2) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Three months ended April 30,		Nine months ended April 30,
	2003	2004	2003	2004
Net income (loss) as applicable to common stock – basic	$1,081	$(5,621)	$1,110	$(14,369)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(8)	(286)	(101)

Pro forma net income (loss) – basic	$986	$(5,629)	$824	$(14,470)

Net income (loss) as applicable to common stock – diluted	$1,096	$(5,621)	$1,157	$(14,369)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(8)	(286)	(101)

Pro forma net income (loss) – diluted	$1,001	$(5,629)	$871	$(14,470)

Earnings (loss) per share:
Basic – as reported	$0.04	$(0.20)	$0.04	$(0.52)

Basic – pro forma	$0.04	$(0.20)	$0.03	$(0.52)

Diluted – as reported	$0.04	$(0.20)	$0.04	$(0.52)

Diluted – pro forma	$0.04	$(0.20)	$0.03	$(0.52)

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

     The following is a reconciliation of the numerator (income or loss) and the denominator (common shares in thousands) used in the computation of basic and diluted earnings (loss) per common share:

	Three months ended April 30,		Nine months ended April 30,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$1,096	$(5,594)	$1,157	$(14,369)
Deduct: Preferred stock dividends	(15)	(27)	(47)	(78)

Net income (loss) applicable to common stock – basic	1,081	(5,621)	1,110	(14,447)
Assumed conversion of preferred stock	15	—	47	—

Net income (loss) applicable to common stock – diluted	$1,096	$(5,621)	$1,157	$(14,447)

Denominator:
Weighted-average outstanding common shares – basic	27,645	28,174	27,357	27,856
Effect of stock options	217	—	1,884	—
Effect of convertible preferred stock	609	—	609	—

Weighted-average outstanding common shares – diluted	28,471	28,174	29,850	27,856

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

COMMONWEALTH ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(in thousands, except per share and per kWh amounts)

     On April 30, 2004, the Company reached an agreement with the investment manager of Summit, Northwest Power Management (“NPM”) to terminate its Summit relationship. As a result of the transaction, the Company will no longer retain an equity interest or contractual relationship with Summit and the Company will retain and directly own investments in the three portfolio companies previously held by Summit. Under the terms of the agreement, the Company will retain the entire interests in Envenergy and Turbocor previously held by Summit, and will retain a portion of the interest in PEC that was previously held by Summit and not distributed to NPM in the settlement. The Company will no longer consolidate the financial results of PEC in its financial reports due to a reduction in its ownership percentage as part of the agreement. The table below displays the direct percentage ownerships at May 1, 2004. At April 30, 2004, the Company has accrued $1.6 million related to this transaction for contractually owed management fees and estimated transaction costs. On June 4, 2004, the Company received $1,231 in cash related to the settlement of the termination agreement.

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

7. Quarterly Financial Information (Unaudited)

     In the fourth fiscal quarter of 2004, the Company identified an adjustment of $1,070 to direct energy costs that should be considered an increase in direct energy costs in the second and third fiscal quarters of fiscal 2004 for $292 and $778, respectively, as reflected below and in this Quarterly Report on Form 10-Q Amendment No. 1.

	January 31		April 30
Fiscal year ended July 31, 2004:	Reported	Adjusted	Reported	Adjusted
Net revenue	$47,038	$47,038	$48,521	$48,521
Direct energy costs	43,491	43,783	42,021	42,799

Gross profit	3,547	3,255	6,500	5,722
Loss from operations	(4,318)	(4,610)	(2,719)	(3,497)
Net loss	(7,361)	(7,653)	(4,816)	(5,594)
Net loss per common share:
Basic	(0.27)	(0.28)	(0.17)	(0.20)
Diluted	(0.27)	(0.28)	(0.17)	(0.20)

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

     Net revenue increased $10.7 million, or 28%, to $48.5 million for the three months ended April 30, 2004 compared to $37.8 million for the three months ended April 30, 2003. Gross profit declined $2.3 million, or 28%, to $5.7 million for the three months ended April 30, 2004 compared to $8.0 million for the same prior year period.

     The Company’s operating results for the three months ended April 30, 2004 included a loss from operations of $3.5 million compared to income from operations of $2.6 million for the same prior year period. There were several items that contributed to this loss, including expenses related to the reorganization and initial public listing of the Company of $1.0 million. California’s gross profit reflects a reduction in the retail price of electricity (see Note 3 of Notes to Condensed Consolidated Financial Statements) combined with an increase in the average energy cost per kilowatt-hours (“kWh”), primarily due to the increase in natural gas prices, used to fuel much of California’s electric generation. Also, in California, demand was less than forecast and as a result, we sold our excess energy at much lower prices than we paid, reducing gross margins. In Pennsylvania, energy costs per kWh were higher and we sold excess energy into the spot market at price levels less than anticipated retail sales.

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

Direct energy costs

     Direct energy costs, which are recognized concurrently with related energy sales, include the aggregated cost of purchased electric power, fees incurred from various energy-related service providers and energy-related taxes that cannot be passed directly through to the customer. Our direct energy costs increased to $42.8 million for the three months ended April 30, 2004, an increase of $12.9 million, or 43%, from $29.9 million for the three months ended April 30, 2003.

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

Provision for (benefit from) income taxes

     The benefit from income taxes was $1.6 million for the three months ended April 30, 2004; as compared to the provision for income taxes of $0.8 million for the three months ended April 30, 2003. The benefit from income taxes was due to the net loss before taxes of $6.4 million for the three months ended April 30, 2004 compared to a net income before taxes of $1.9 million for the three months ended April 30, 2003. Our effective income tax rate was 22% for the three months ended April 30, 2004, compared to 43% for the same period last year. The decrease in the effective tax rate is primarily due to the impact of our annualized losses being adjusted in the three months ended April 30, 2004, to reflect not benefiting losses for state income taxes.

Nine months ended April 30, 2004 compared to nine months ended April 30, 2003.

     Net revenue increased $50.7 million, or 49%, to $154.0 million for the nine months ended April 30, 2004 compared to $103.3 million for the nine months ended April 30, 2003. Gross profit declined $9.4 million, or 41%, to $13.3 million for the nine months ended April 30, 2004 compared to $22.7 million for the same prior year period.

     The Company’s operating results for the nine months ended April 30, 2004 included a loss from operations of $10.4 million across all states compared to income from operations of $6.0 million for the same prior year period. Several items contributed to the current year operating loss, including expenses related to the reorganization and initial public listing of the Company of $1.8 million. California’s gross profit reflects a reduction in the retail price of electricity combined with an increase in the average energy cost per kWh, primarily due to the increase in natural gas prices. In the first quarter of fiscal 2004, in California, we incurred a one-time charge of $0.4 million from the ISO, the entity which manages the electric grid in California. This charge was for various deferred settlement charges. Also in California, demand was less than forecast and, as a result, we sold our excess energy at much lower prices than we paid, reducing gross margins. In Pennsylvania, an abnormally cool summer in the Mid-Atlantic region resulted in less retail sales than expected through the first fiscal quarter of 2004, with excess energy being sold into the spot market at price levels less than anticipated retail sales.

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

Direct energy costs

     Our direct energy costs increased to $140.7 million for the nine months ended April 30, 2004, an increase of $60.1 million, or 74%, from $80.6 million for the nine months ended April 30, 2003. The increase in direct energy costs occurred in all states. The current year increase is primarily due to the increase in natural gas costs in all markets. In addition, factors in each of our markets also contributed to the increase in direct energy costs. In California, the one-time ISO charge referenced above. In Pennsylvania, direct energy costs increased primarily due to additional costs relating to the expansion of our customer base. We also incurred additional direct energy costs as we continued to grow in the Michigan market. Generally, as we add new customers, volume increases, and the cost of delivering electricity, or direct energy costs, also increases. We cannot separately identify costs related to new customers due to variations in the usage of current customers. In Pennsylvania, we purchased 1,068.5 million kWh at an average price per kWh of $0.056 for the nine months ended April 30, 2004, as compared to 675.5 million kWh at an average price per kWh of $0.046 for the nine months ended April 30, 2003. In Michigan, we purchased 490.9 million kWh at an average price per kWh of $0.050 for the nine months ended April 30, 2004, as compared to 149.0 million kWh at an average price per kWh of $0.046 for the same period last year. In California, we purchased 978.1 million kWh of an average price per kWh of $0.051 for the nine months ended April 30, 2004, as compared to 868.9 million kWh at an average price per kWh of $0.046 for the same period last year.

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

Provision for (benefit from) income taxes

     The benefit from income taxes was $3.4 million for the nine months ended April 30, 2004, as compared to a provision for income taxes of $0.8 million for the nine months ended April 30, 2003. The benefit from income taxes was due to the net loss before taxes of $16.7 million for the nine months ended April 30, 2004 compared to net income of $2.0 million for the nine months ended April 30, 2003. Our effective income tax rate was 19% for the nine months ended April 30, 2004 compared to 42% for the same period last year. The decrease in the effective tax rate is primarily due to the impact of our annualized losses for the fiscal year ending July 31, 2004, to reflect not benefiting losses for state income taxes and Summit investment impairment and termination losses.

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

     Cash flow used in operations for the nine months ended April 30, 2004 was $0.3 million, compared to cash flow provided by operations of $8.3 million in the nine months ended April 30, 2003. In the nine months ended April 30, 2004 cash was provided primarily by a decrease in accounts receivable primarily due to the green power credit payment of $5.6 million received in October 2003, the reduction of sales and the provision for losses due to the impairment on Summit’s investments, which were non-cash items, and the costs related to the termination of Summit; offset by an increase in prepaid expenses of $6.2 million, a decrease in accounts payable of $3.3 million, and accrued liabilities of $1.2 million.

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

(1)	In connection with the resignation of our chief operating officer on March 16, 2004, repurchased the 500 shares of our common stock held by our former chief operating officer. In addition, options to purchase 899,500 shares of our common stock were cancelled in connection with such resignation

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation. (1)

10.2	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand. (2)

10.3	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum. (2)

10.4	Amendment to Employment Agreement dated as of March 31, 2004 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and John A. Barthrop.(2)

10.5	Restructuring and Termination of Membership Agreement, dated as of April 30, 2004, by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc. (1)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a)of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with Securities and Exchange Commission on June 14, 2004. (1).

31.2	Chief Financial Officer Certification required by Rule 13a-14(a)of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with Securities and Exchange Commission on June 14, 2004. (1)

31.3	Principal Executive Officer Certification required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Chief Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities Exchange Commission on June 14, 2004. (1)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities Exchange Commission on June 14, 2004. (1)

32.3	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Commonwealth Energy Corporation’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004 filed with the Securities and Exchange Commission on June 14, 2004.

(2)	Incorporated herein by reference to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on April 5, 2004 (File No. 333-111727).

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

Richard L. Boughrum
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
10.1	Confidential Severance Agreement and General Release between Richard L. Paulsen and Commonwealth Energy Corporation. (1)

10.2	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Peter Weigand. (2)

10.3	Executive Employment Agreement dated April 1, 2004 between Commonwealth Energy Corporation, Commerce Energy Group, Inc. and Richard L. Boughrum. (2)

10.4	Amendment to Employment Agreement dated as of March 31, 2004 by and among Commonwealth Energy Corporation, Commerce Energy Group, Inc. and John A. Barthrop.(2)

10.5	Restructuring and Termination of Membership Agreement, dated as of April 30, 2004, by and among Summit Energy Ventures, LLC, Commonwealth Energy Corporation, Steven Strasser and Northwest Power Management, Inc. (1)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a)of the Securities Exchange Act of 1934, as amended, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with Securities and Exchange Commission on June 14, 2004. (1)

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities Exchange Commission on June 14, 2004. (1)

31.3	Principal Executive Officer Certification required by rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Chief Financial Officer Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities Exchange Commission on June 14, 2004. (1)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Commonwealth Energy Corporation’s quarterly report on Form 10-Q filed with the Securities Exchange Commission on June 14, 2004. (1)

32.3	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted

Exhibit
Number	Description
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Commonwealth Energy Corporation’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2004 filed with the Securities and Exchange Commission on June 14, 2004.

(2)	Incorporated herein by reference to Amendment No. 3 to Commerce Energy Group, Inc.’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on April 5, 2004 (File No. 333-111727).